Form 10-K
period 2001-12-31
STURGIS BANCORP INC
filed 2002-03-29
CIK 1166362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Perod from       to
                                                -----    -----

                           --------------------------


                              STURGIS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                                    MICHIGAN
                    (State of incorporation or organization)

                 0-49613                             38-3609814
         (Commission File No.)       (IRS - Employer Identification Number)

                   113-125 E. Chicago Road, Sturgis, MI 49091
              (Address of Registrant's principal executive offices)

                                 (616) 651-9345
               Registrant's telephone number, including area code

           Securities Registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered pursuant to Section 12(g) of the Act:

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [X]

The aggregrate market value of common stock held by non-affiliates of the registrant as of March 15, 2002 was $27,474,273.

The number of shares outstanding of the registrant's common stock as of March 15, 2002 was 2,986,334.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders dated March 28, 2002 to be delivered to shareholders are incorporated herein by reference into Part II.

Portions of the definitive Proxy Statement dated March 28, 2002 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 30, 2002 are incorporated by reference into Part III.

PART I.

FORWARD LOOKING STATEMENTS

         This report contains statements that constitute forward-looking statements. These statements appear in several places in this report and include statements regarding intent, belief, outlook, objectives, efforts, estimates or expectations of the Company, primarily with respect to future events and the future financial performance of the Company. Any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statement. Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in accounting principles; changes in prices, levies, and assessments; the impact of technological advances; government and regulatory policy changes; the outcome of any pending and future litigation and contingencies; trends in consumer behavior and ability to repay loans; and changes of the world, national and local economies. The Company undertakes no obligation to update, amend or clarify forward-looking statements as a result of new information, future events, or otherwise.

                                ITEM 1. BUSINESS

BACKGROUND

         On December 11, 2001, the shareholders of Sturgis Bank and Trust Company (the "Bank") approved the reorganization of the Bank to become a wholly owned subsidiary of Sturgis Bancorp, Inc. (the "Company"), a financial holding company. The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended. This reorganization was approved at a special meeting of the shareholders of the Bank on December 11, 2001. The necessary affirmative vote of the holders of at least two-thirds (2/3) of the Bank's common stock (of which 3,101,534 shares were outstanding on October 30th, 2001 the record date for the meeting) was obtained.

         Prior to the special meeting of the shareholders of the Bank, the Bank and the Company received the necessary approvals from the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation. On December 21, 2001, the Michigan Department of Consumer and Industry Services, Office of Financial and Insurance Services, Division of Financial Institutions approved the consolidation to complete the consummation of the Company acquiring one hundred percent of the issued and outstanding common stock of Sturgis Bank & Trust Company. This reorganization became effective as of the opening of business on January 1, 2002.

         With the consummation of the reorganization, each outstanding share of the Bank's outstanding common stock, $1.00 par value, has been converted into one share of the Company's common Stock, $1.00 par value. The shareholders of the Bank and their percentage of shareholder ownership, immediately prior to the consummation of the reorganization are identical to those of the Company immediately after consummation of the reorganization.

         Based upon the reorganization of the Bank described above, the Company's common stock was deemed registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. The Company filed a Form 8-K with the Securities and Exchange Commission as a successor issuer to the Bank as required by paragraph
(f) of Rule 12g-3 under the Securities Exchange Act of 1934. Pursuant to paragraph (g) of Rule 12g-3 under the Exchange Act, the Company, as the successor issuer, is responsible for making the necessary annual filings for the Bank, the predecessor issuer.

         As a result of the above described reorganization, the meetings, events, descriptions, financial information, and other information contained below for events that took place in calendar year 2001 relate the Company while it operated as the Bank and prior to the effective date of the reorganization (effective January 1, 2002).


THE BANK AND THE COMPANY

         For 2001, Sturgis Bank & Trust Company (the "Bank") was a state-chartered savings bank located in Sturgis, Michigan. The Bank began operations in 1905 as a state chartered savings and loan association and in 1988 converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. In 1999, the Bank was approved by the State of Michigan to become a Michigan savings bank. The principal business of the Bank is to accept savings deposits from the general public and make single family mortgage loans and to a lesser extent, consumer and commercial loans. The Bank established a trust department in 1997 and expanded its commercial loan department in 1998. The Bank conducts business from its main office in Sturgis, Michigan and 9 full-service branch offices located in Bronson, Centreville, Climax, Coldwater, Colon, South Haven, Sturgis, Three Rivers and White Pigeon, Michigan. The Bank also operates one limited services branch in Sturgis, Michigan.

         The Bank's primary market area is in St. Joseph County, Michigan. This County has a population of approximately 64,422 with the two main areas of population concentrated in Sturgis and Three Rivers with approximate populations of 11,285 and 7,328, respectively. Bronson, Centreville, Climax, Coldwater, Colon, South Haven and White Pigeon have approximate populations ranging from 1,200 to 10,000. Most individuals within the Bank's market area live within 25 miles of their places of employment.

         St. Joseph County has a stable economy, which, the Bank believes, is in large part due to its business diversity. It is a rural county that has a large agricultural base but also has a diverse industrial base. Some of the larger manufacturers in the area produce truck bodies, infant formula, machine tools, plastic products, paper board, mirrored acrylic, pressure sensitive labels, orthotic devices, automotive transmissions, and other automotive parts and accessories. There are numerous tool and die as well as mold shops, both large and small.

         Based upon Michigan Department of Career Development-Labor Market Information Office records, Michigan had an unemployment rate of 6.0% and

St. Joseph County had a rate of 7.0% as of December 2001. Based upon Bureau of Labor Statistics data, the United States had an unemployment rate of 5.8% as of December 2001.

QUARTERLY FINANCIAL DATA

                           Interest    Net Interest       Net      Earnings
     Quarter Ended          Income        Income         Income    Per Share
--------------------------------------------------------------------------------
March 31, 2000            $4,514,703    $2,075,557      $417,710     $0.13
June 30, 2000              4,757,514     2,147,037       646,258      0.21
Sept. 30, 2000             4,874,202     2,163,991       175,733      0.06
Dec. 31, 2000              4,992,505     2,226,137       577,165      0.19
March 31, 2001             5,046,847     2,247,622       568,940      0.18
June 30, 2001              5,184,735     2,431,923       783,967      0.25
Sept. 30, 2001             4,962,617     2,424,973       779,485      0.25
Dec. 31, 2001              4,744,268     2,432,537       655,545      0.21


RECENT DEVELOPMENTS

         During January 2002, the Board of Directors of the Company, the parent company of the Bank, approved a program to repurchase up to 10% of the Company's issued and outstanding common stock in the open market and in privately negotiated transactions. Through March 15, 2002, the Company has redeemed 115,200 shares at a total redemption price of approximately $1,050,000.

LENDING ACTIVITIES

         GENERAL. The Bank primarily concentrates its lending activities in the origination of residential mortgage loans. At the present time, the lending activities include three principal areas: mortgage loans on residential properties, mortgage loans on commercial properties and consumer loans.

         RESIDENTIAL LENDING. In the mortgage lending area, the current activity of the Bank is primarily mortgage lending on one-to-four family residential properties. The types of mortgage loans offered by the Bank are:

                  1) one and three-year adjustable rate mortgage loans whose rates and monthly payments are adjusted based on the movement of a predetermined index. When these loans become due, they are repaid, renewed or converted to another type of mortgage loan. If the borrower chooses to renew or convert these loans, they may do so at the then current rate and term;

                  2) fixed-rate, fixed-term loans. A majority of long term loans are written in anticipation of their resale in the secondary market; and

                  3) second mortgage equity loans, written as a line of credit, typically, up to 90% of value including the first mortgage. Interest rates are floating based on the Wall Street Journal prime lending rate.

         The Bank's mortgage loans are offered at competitive rates on amortization terms of up to 30 years. The Bank generally provides escrow accounts for payment of property taxes and insurance with monthly mortgage payments including the escrow payment.

         Mortgage loans are generally made on one-to-four family units, and will be considered on units of larger size. Most conventional loans made by the Bank are for single-family homes.

         Conventional mortgage loans are normally offered for up to 95% of the lesser of appraised value or purchase price. Where a loan is made in excess of 80% of appraised value, the borrower is normally required to obtain private mortgage insurance coverage or a similar guarantee. High ratio loans are usually limited to owner-occupied residences. The Bank also offers mortgages through the Farmers Home Administration Guarantee Program.

         It is the general practice of the Bank to renew balloon mortgages as they come due with the use of a modification rider. The mortgage is modified to the interest rate currently offered by the Bank for new mortgages of similar terms. The Bank may deny a renewal for any reason, such as a history of delinquency and/or deterioration of the loan's collateral, or liquidity needs of the Bank.

         LOAN ORIGINATION AND PROCESSING. The Bank originates real estate loans primarily in south central and southwestern Michigan. To a limited extent the Bank also originates real estate loans in northeastern Indiana. Mortgage, consumer loans and commercial loans come from a number of sources, including depositors, current borrowers, walk-in customers, advertisement, real estate brokers, builders and direct solicitation of retail and commercial businesses.

         The Bank believes it maintains a relatively conservative posture with regard to the loan amount in relationship to the appraised value of any particular property. Generally, residential loans are originated at an amount between 80% and 90% of appraised value. Loans on multifamily and commercial properties typically have a maximum loan-to-value ratio of 75%.

         The residential loans made by the Bank range from three to 30 years and the commercial real estate loans generally range from three to 15 years. Borrowers may refinance or prepay their loans without penalty. Residential loans usually remain outstanding an average of 7 years based on historical data of prepayments.

         The Bank's mortgage lending is subject to loan origination procedures prescribed by the Board of Directors. Independent fee appraisers appraise real estate securing loans made by the Bank. Each approved loan application typically requires a recent appraisal. In connection with loans on new construction, the appraisal is subject to a re-certification of value at the time of completion. A detailed loan application is obtained to determine the borrower's financial ability to repay. The significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Depending upon the size and type of loan, the application is reviewed and approval is determined by either the loan officer, the loan committees, or the entire Board of Directors by applying the underwriting standards established in policies approved by the Board of Directors.

         In most cases the Bank requires title insurance insuring the Bank's lien on the mortgaged real estate. Borrowers must also obtain hazard insurance coverage naming the Bank as lien holder prior to closing. When required by federal regulations, flood insurance must also be obtained. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage loan escrow account, from which the Bank makes disbursements for items such as real estate taxes and private mortgage insurance premiums.

         PURCHASE AND SALE OF LOANS. The Bank's residential loan strategy is primarily to originate loans that are eligible for sale in the secondary mortgage market. The Bank retains servicing rights to enhance its portfolio. The Bank may sell newly originated loans or loans currently held in its portfolio, when it believes that the sale of these loans is advantageous.

         Loans are sold on a non-recourse basis to the Federal Home Loan Mortgage Corporation at a minimum yield of .25% to the Bank as servicing income, plus an applicable premium. Loan servicing fee income in 2001 was $284,699 or 6.35% of noninterest income. Loan servicing fee income as a percentage of net interest income for the years ended December 31, 2001, 2000, 1999 and 1998 was 2.99%, 2.81%, 2.89% and 2.99%, respectively.

         The Bank has the authority to purchase and sell mortgage loans and mortgage participations. From time to time, the Bank purchases mortgage-backed securities guaranteed or insured by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Principal mortgage-backed securities carry a variable rate feature. At December 31, 2001, 3.4%, or $7.4 million, of the Bank's net loan portfolio was serviced by others.

         An asset is recorded on the balance sheet for Mortgage Servicing Rights. At December 31, 2001 and 2000 the balance was $1,281,208 and $841,096, respectively.

         When loans are sold, the Bank retains responsibility for servicing the loans. Gains or losses on such sales are recognized at the time of the sale and are determined by the present value of the difference between the servicing rate received and a normal servicing spread.

         LOAN COMMITMENTS. In making one-to-four-family home mortgage loans, the Bank charges the applicant a non-refundable application fee. The interest rate on such loans is normally the prevailing rate at the time the loan application is approved.

         The Bank also issues individual loan commitments on existing homes including the refinancing of existing home loans. Commitments on adjustable rate loans are usually issued at current market rates and fees. On fixed-rate loans, the rate is set at the borrower's acceptance of the commitment. The commitment usually extends for 30 days. Loans to be sold in the secondary market are sold immediately and fees are collected from the borrower to cover any penalty in the event the loan is not closed and cannot be delivered to the buyer. Certain fixed rate, short-term mortgages (mostly less than 10 years) are retained in the

Bank's portfolio. Commitments, fees, rates and other terms of commercial and multifamily residential loans are individually negotiated.

         The proportion of the total value of commitments derived from any particular category of loans varies from time to time and depends upon market conditions. As of December 31, 2001, the Bank had commitments of $15.8 million and $9.3 million on variable rate and fixed rate loans, respectively. The source of funds to meet these commitments is substantially the sale of mortgage loans in the secondary market and FHLB advances.

         ONE-TO-FOUR UNIT FAMILY RESIDENTIAL LENDING. One-to-four family owner-occupied residential lending is the major portion of the Bank's lending activity. The balances of one-to-four unit residential loans decreased from $163.2 million, or 72.99% of net loans receivable, as of December 31, 2000 to $151.8 million, or 69.26% of net loans receivable, as of December 31, 2001. This decrease is primarily due to loans refinanced in the lower interest rate market during 2001.

         INCOME-PRODUCING PROPERTY LENDING. As of December 31, 2000, approximately $34.9 million, or 15.92% of the Bank's total loan portfolio, net, consisted of real estate loans secured by income-producing properties. The Bank's income-producing property loans include permanent loans secured by apartments and other business properties primarily within St. Joseph County. The Bank's largest outstanding income-producing property loan totaled $2.8 million as of December 31, 2001. The Bank has not experienced any substantial losses from its income-producing property portfolio.

         Independent appraisals are normally performed for loans secured by income producing property. The Bank currently invests in loans equal to 75% of the lesser of the appraised value or the purchase price of the property. The Bank's Board of Director's underwriting policies consider the terms of the loan, the credit worthiness and experience of the borrower, the location and quality of the collateral, the debt service coverage ratio and the past performance of the project.

         Income-producing property loans present a higher level of risk than loans secured by one-to-four-family residences. This increase in risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions and the increased difficulty of evaluating, monitoring and liquidating these types of loans.

         ONE-TO-FOUR UNIT RESIDENTIAL CONSTRUCTION LENDING. The Bank's construction loans are made to finance construction of owner-occupied, single-family residences. Most construction loans are made to the homeowner. The Bank also finances a limited number of speculation construction projects of select contractors, which are sold upon completion. Construction loans are generally on an interest-only basis with terms of 6 months or less, and are for the most part concentrated within a 50 mile radius of the Bank's main office. Loan proceeds are disbursed in increments as construction progresses. The amount of each disbursement is based on the construction cost estimate of an inspector who inspects the project in connection with each disbursement request.

         Residential construction loans, net of $3.3 million of loans in process, aggregated $5.1 million as of December 31, 2001, representing 2.33% of the Bank's net loan portfolio.

         CONSUMER LENDING. The Bank originates consumer loans to the general public. These loans are generally for personal, family or household purposes, such as the financing of home improvements and automobiles. The Bank also offers consumer loans to its depositors secured by their savings, passbook or certificate accounts. The underwriting standards employed by the Bank for consumer loans consider the applicant's payment history and the financial ability to pay the proposed loan. The stability of the applicant's monthly income is determined by verification of gross monthly income from private employment and verifiable secondary income. Although the applicant's credit worthiness is important, the underwriting process includes a comparison of the value of the security, if any, in relation to the proposed loan amount. As of December 31, 2001, the Bank had $15.9 million in consumer nonmortgage loans outstanding. The Bank's consumer loans represent 7.24% of the Bank's net loan portfolio.

          The Bank offers overdraft checking account loans with the limits set on an individual basis depending on the account holder's ability to repay and credit record.

         Auto and personal loans are usually secured by collateral. Most loan payments are due on a monthly basis. The repayment term on consumer loans made by the Bank generally ranges from one to 10 years. The Bank does not engage in any indirect lending.

         COMMERCIAL LENDING. Commercial loans are available to purchase commercial real estate, for working capital or to purchase equipment. The amortization schedules for real estate and equipment purchase loans are matched to the useful life of the collateral pledged to secure the loan. Pricing for conventional real estate and equipment loans are generally fixed for a maximum of three to five years, or have a variable rate that is tied to the prime rate as published in the Wall Street Journal. Working capital loans are normally secured by accounts receivable and inventory. Working capital loans are usually priced at a variable rate that is tied to the prime rate, with a one year maturity. The Bank offers business operating lines of credit to assist with short-term cash flow needs. These short-term loans normally have variable rates and are tied to the prime rate, and normally mature in one year. As of December 31, 2001, the Bank had $12.9 million in commercial nonmortgage loans outstanding. The Bank's commercial loans represent 5.89% of the Bank's net loan portfolio.

ASSET QUALITY AND CREDIT RISK MANAGEMENT

         The Bank's primary lending activity is mortgages on single-family, owner occupied homes. The Bank also offers commercial loans. Most commercial loans are secured by real estate. However, the borrower's ability to repay the loan is generally dependent on the success of their business. Consumer loans are also more risky because they may not be collateralized or the collateral securing these loans may decrease in value more rapidly than residential real estate. The Bank has adopted a Commercial Lending Policy and a Consumer Loan Policy that attempt to minimize risk on these loans. The Bank's policies set maximum loan authorities, identify employee positions authorized to originate loans, and establish audit and underwriting standards for each type of loan offered by the Bank.

         Credit risk refers to the potential for losses on assets due to borrowers' defaults and the decline in the value of collateral. The Bank's Asset Classification and Internal Loan Review Policy requires audits of loan files to determine adherence to loan policies and procedures, early identification of problem assets, review of negative results to detect weaknesses in the Bank's policy, and reports to the Board of Directors regarding the status and quality of assets. The policy also establishes an asset classification and loan loss reserve system.

         Loans are classified as substandard, doubtful, or loss. Allowances for loan losses are established on substandard loans ranging from 5% on single-family residential mortgage loans to 100% on substantially delinquent unsecured loans. Any unsecured loan is considered a loss when it is delinquent 90 days.

LOAN PORTFOLIO COMPOSITION

         The following table sets forth information concerning the composition of the Bank's loan portfolio (including loans held for sale) in dollar amounts and in percentages by type of loan and type of security on the dates indicated.

                                                                                 At December 31,
                                                   ----------------------------------------------------------------------------
                                                             2001                     2000                      1999
                                                             ----                     ----                      ----
                                                   ------------------------- ------------------------ -------------------------
                                                      Amount       Percent      Amount      Percent       Amount      Percent
                                                   ------------------------- ------------------------ -------------------------
Mortgage loans:
     Loans on existing property                     $176,552,922     80.58%   $172,857,255    77.32%    $155,336,051    75.31%
     Insured or guaranteed real estate loans          11,027,824      5.03%     11,631,417     5.20%      14,716,720     7.13%
     Residential participations purchased              7,421,180      3.39%      9,984,544     4.47%      12,097,185     5.86%
     Nonresidential participations purchased               9,654      0.00%         10,253     0.00%          10,764     0.01%
Nonmortgage loans:
     Commercial nonmtg loans                          12,906,602      5.89%     12,780,883     5.72%      11,673,025     5.66%
     Commercial nonmtg participations purchased          -            0.00%        -           0.00%        -            0.00%
     Student loans                                         7,462      0.00%         20,784     0.01%          27,287     0.01%
     Deposit account loans                               571,740      0.26%        420,711     0.19%         164,713     0.08%
     Home improvement loans                              714,386      0.33%      1,478,183     0.66%       1,859,281     0.90%
     Other consumer loans                             14,577,529      6.65%     16,690,110     7.46%      14,238,471     6.90%
                                                   -------------- ---------- -------------- --------- --------------- ---------
          Total loans                                223,789,299    102.13%    225,874,140   101.03%     210,123,497   101.87%
Less -
     Loans in process                                  3,257,555      1.49%      1,212,498     0.54%       2,732,760     1.32%
     Deferred loan fees                                   91,791      0.04%        248,782     0.11%         353,041     0.17%
     Unearned interest                                    26,013      0.01%         35,043     0.02%          42,674     0.02%
     Allowance for loan losses                         1,300,000      0.59%        803,744     0.36%         730,000     0.35%
                                                   -------------- ---------- -------------- --------- --------------- ---------
          Loans receivable, net                     $219,113,940    100.00%   $223,574,073   100.00%    $206,265,022   100.00%
                                                   ============== ========== ============== ========= =============== =========
The conventional real estate loans are
  secured as follows:
     One to four family residential                 $154,399,203     70.47%   $164,967,395    73.79%    $157,716,099    76.46%
     Commercial and multifamily residential           35,937,018     16.40%     27,216,007    12.17%      20,586,146     9.98%
                                                   -------------- ---------- -------------- --------- --------------- ---------
          Total conventional real estate loans      $190,336,221     86.87%   $192,183,402    85.96%    $178,302,245    86.44%
                                                   ============== ========== ============== ========= =============== =========

                                                                    AT DECEMBER 31,
                                                                    ---------------
                                                             1998                     1997
                                                             ----                     ----
                                                      Amount       Percent      Amount      Percent
                                                   ------------------------- ------------------------
Mortgage loans:
     Loans on existing property                     $128,194,980     71.87%   $126,951,389    74.94%
     Insured or guaranteed real estate loans          13,938,560      7.81%      7,748,029     4.57%
     Residential participations purchased             15,052,062      8.44%     18,918,855    11.17%
     Nonresidential participations purchased              11,363      0.01%         14,310     0.01%
Nonmortgage loans:
     Commercial nonmtg loans                           7,125,317      3.99%      5,544,572     3.27%
     Commercial nonmtg participations purchased        2,250,000      1.26%        -           0.00%
     Student loans                                        36,024      0.02%         74,301     0.04%
     Deposit account loans                               199,664      0.11%         85,436     0.05%
     Home improvement loans                            3,074,908      1.72%      1,890,753     1.12%
     Other consumer loans                             12,646,758      7.09%     11,661,116     6.88%
                                                   -------------- ---------- -------------- ---------
          Total loans                                182,529,636    102.33%    172,888,761   102.06%
Less -
     Loans in process                                  2,770,482      1.55%      1,992,894     1.17%
     Deferred loan fees                                  646,559      0.36%        722,372     0.43%
     Unearned interest                                    53,848      0.03%         80,278     0.05%
     Allowance for loan losses                           686,896      0.39%        692,787     0.41%
                                                   -------------- ---------- -------------- ---------
          Loans receivable, net                     $178,371,852    100.00%   $169,400,430   100.00%
                                                   ============== ========== ============== =========
The conventional real estate loans are
  secured as follows:
     One to four family residential                 $139,858,013     78.41%   $138,948,285    82.02%
     Commercial and multifamily residential           13,181,168      7.39%     11,195,967     6.61%
                                                   -------------- ---------- -------------- ---------
          Total conventional real estate loans      $153,039,181     85.80%   $150,144,252    88.63%
                                                   ============== ========== ============== =========

The following table presents information regarding scheduled principal repayments of commercial and construction loans as of December 31, 2001:

                                                                Year 1        >1-5 Years      >5 Years          Total
                                                            ---------------------------------------------------------------
Commercial nonmortgage loans
   Fixed                                                          3,217,960      3,493,817         268,069       6,979,846
   Adjustable                                                     3,622,585      1,482,751         821,420       5,926,756
                                                            ---------------------------------------------------------------
      Total commercial nonmortgage loans                          6,840,545      4,976,568       1,089,489      12,906,602

Real estate - construction, net                                   5,940,584         -               -            5,940,584

         The following table shows real estate loan origination and purchase activity amounts of the Bank for the periods indicated:


      Loans originated for                                         YEAR ENDED DECEMBER 31,
        the purpose of:                                            -----------------------
                                                         2001                2000             1999
                                                         ----                ----             ----
           Construction                              $13,658,233          $5,363,180       $11,891,117
           Purchase/refinance                         71,172,560          54,936,618        58,557,947
           Sale                                       77,333,342          14,356,352        19,149,144

                Total real estate                  ----------------------------------------------------
                     loans originated                162,164,135          74,656,150        89,598,208

      Loans purchased                                 -                     -                  -
      Loans sold                                     (74,319,076)        (13,883,962)      (23,217,127)
      Loan principal reductions                      (87,316,948)        (48,449,439)      (41,417,326)

      Increase in real estate loans                ----------------------------------------------------
        receivable (before net items)                   $528,111         $12,322,749       $24,963,755
                                                   ====================================================

INTEREST RATES AND FEE INCOME

         The Bank earns interest income from its lending activities. Interest rates are effected primarily by market and general economic conditions and such other factors as monetary policies of the Federal government, including the Federal Reserve Board, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the Bank's cost of funds.

         The Bank also earns income from fees in the form of origination fees, late charges, checking account fees and fees for other miscellaneous services.

         Income from loan origination and commitment fees and other fees are volatile sources of income varying with the volume and type of loans and commitments made and purchased, and with competitive and economic conditions. Loan origination fees and points collected, net of direct origination costs, are deferred for financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

NONPERFORMING LOANS

         GENERAL. The Competitive Equality Banking Act of 1987 ("CEBA") mandated certain requirements for the accounting and reporting of slow loans. CEBA requires the Bank to classify all assets, make general and specific allowances for possible loan losses, generate internal loan classifications, create a special mention category, and appraise all real estate owned.

         Classifications under CEBA are consistent with classification systems of other federal banking agencies.

         The Bank makes provisions for loan losses in accordance with the changes in the credit risk of the loan portfolio. The provisions are based on the historic loss experience of the Bank, adjusted for the increasing credit risk inherent in the growing commercial loans. The Bank makes general provisions by loan category; residential mortgages, nonresidential mortgages, commercial loans, home equity loans, second mortgages, consumer loans and deposit account loans. Commercial loans and nonresidential mortgages are graded on an 8-point scale, based on the credit quality. Loan grades are reviewed annually. The grade of the loan determines the allowance for losses. Loans graded 6 or higher are assigned a specific reserve, determined by management's assessment of risk.

         ALLOWANCE FOR LOAN LOSSES. In addition to the specific reserves, the Bank maintains general reserves against possible loan losses, calculated as a percentage of total loans. The following table provides an analysis of the historical loss experience on loans:

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                               2001           2000            1999         1998         1997
                                                               ----           ----            ----         ----         ----
Balance at the beginning of the period                       $803,744        $730,000        $686,896    $692,787     $456,440
Charge-offs:
     Real estate - construction                                 -               -               -             -           -
     Real estate - mortgage                                  (269,130)       (626,377)        (15,000)   (123,309)     (74,363)
     Commercial and Installment loans                        (338,087)       (212,123)       (127,890)    (77,831)     (65,095)
                                                       ------------------------------------------------------------------------
          Total charge-offs                                  (607,217)       (838,500)       (142,890)   (201,140)    (139,458)
Recoveries:
     Real estate - construction                                 -               -               -             -           -
     Real estate - mortgage                                    21,344         563,235           3,000      16,081         -
     Commercial and Installment loans                          25,935          40,009          78,994       5,255       37,491
                                                       ------------------------------------------------------------------------
          Total recoveries                                     47,279         603,244          81,994      21,336       37,491
Net charge-offs                                              (559,938)       (235,256)        (60,896)   (179,804)    (101,967)
Provision for loan losses                                   1,056,194         309,000         104,000     173,913      338,314
Balance at the end of the period                           $1,300,000        $803,744        $730,000    $686,896     $692,787
                                                       ========================================================================


Ratio of net charge-offs during the period to
     average loans outstanding during the period                0.25%           0.11%           0.03%       0.10%        0.06%

Allowance for loan losses to total loans                        0.58%           0.36%           0.35%       0.39%        0.41%
Nonperforming assets to total assets                            1.55%           0.86%           0.80%       0.74%        0.88%
Allowance for loan losses to nonperforming assets              29.91%          34.50%          36.50%      38.98%       39.32%

         The following table shows the allocation of the allowance for loan losses as of the dates indicated by loan type:

                                                                    December 31,
                             --------------------------------------------------------------------------------------------------
                                      2001                    2000                    1999                    1998
                             --------------------------------------------------------------------------------------------------
                                          Percent of             Percent of               Percent of                Percent of
                                           Loans in               Loans in                 Loans in                  Loans in
                                             Each                   Each                     Each                      Each
                                          Category to            Category to              Category to               Category to
                               Amount     Total Loans   Amount   Total Loans    Amount    Total Loans     Amount    Total Loans
                             --------------------------------------------------------------------------------------------------
Real estate - construction       34,737      2.33%      23,871       1.74%           -        2.36%            -       2.91%
Real estate - mortgage          762,113     84.54%     373,397      84.22%     360,518       84.07%      381,269      88.13%
Other loans                     503,150     13.13%     406,476      14.04%     369,482       13.57%      305,627       8.96%
                             --------------------------------------------------------------------------------------------------
   Total allowance for loan
     losses                  $1,300,000    100.00%    $803,744     100.00%    $730,000      100.00%     $686,896     100.00%
                             ==================================================================================================

                             -----------------------
                                    1997
                             -----------------------



                                         Percent of
                                          Loans in
                                            Each
                                         Category to
                               Amount    Total Loans
                             -----------------------
Real estate - construction          -       2.10%
Real estate - mortgage        398,571      86.58%
Other loans                   294,216      11.32%
                             -----------------------
   Total allowance for loan
     losses                  $692,787     100.00%
                             =======================

                  CLASSIFIED ASSETS. If a mortgage loan borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower. Printed delinquent notices are sent after five days past due and a second notice after 15 days past due. The borrower is charged a late fee of 4% of the delinquent mortgage payment amount. Direct contact is made after a payment is more than 30 days past due, and in many cases in less than 30 days. In most cases, deficiencies are cured promptly. If deficiencies are not cured within 90 days, or satisfactory arrangements to cure the delinquency are not made, then the Bank, at the discretion of the Board of Directors, will foreclose the mortgage. Periodic inspections are made of the property to determine the status of the collateral. If foreclosed, the property will be sold at a public sale, and usually is purchased by the Bank subject to redemption rights of the borrower.

         As these redemption rights may extend for periods of one to 12 months, an effort is made to obtain the property much sooner through a deed in lieu of foreclosure. Property acquired by the Bank through foreclosure or deed in lieu of foreclosure is classified as "Real Estate Owned" until it is sold or otherwise disposed.

         Consumer loan borrowers who fail to make payments are contacted to cure the delinquency and in most cases the delinquency is quickly corrected. The Bank recognizes that greater diligence is required in the collection of a consumer loan than a mortgage, because of the depreciable nature of the collateral. First payment defaults require immediate personal attention by the loan officer in order to establish good payment habits or discover early that a collection problem may exist.

         When an installment loan payment is 10 days late, a late charge of 5% of the payment, up to $15.00 is charged and a notice mailed to the borrower. Notices are mailed every 10 days thereafter until the payments are brought up to date. Direct contact with the borrower is made before an account reaches 30 days past due.

         When a consumer loan reaches 90 days in arrears, the Board of Directors of the Bank will review the account to determine if the possibility of a loss exists and may classify the account as substandard, doubtful, or loss, according to the criteria contained in the Bank's Asset Classification Policy and federal regulations. Substandard and doubtful classification may require an allowance to be set up at the discretion of the Bank's Board of Directors. A loss will be charged off against the allowance for possible loan losses. Unsecured installment loans will automatically be classified as a loss when they are 120 days delinquent.

         If an account continues to deteriorate to a point that it is 90 days past due, immediate steps are taken to collect payments due to date, secure additional collateral, or repossess existing collateral. The Bank retains collateral obtained as a result of loan default as an asset until sold or disposed of in a different manner.

         Loans in nonaccrual status as of December 31, 2001 consisted of residential and commercial real estate loans, for which foreclosure has begun or full collection of the loan is questionable. Based on historical experience, the Bank does not place mortgage loans (other than loans in the foreclosure process) in nonaccrual status until the carrying value (loan balance plus accrued interest less specific valuation allowance) exceeds an estimate of the market value of the collateral securing the loan.

         The following table presents the aggregate amount of troubled loan categories as of the end of the period indicated:

                                                          As of December 31,
                                    ---------------------------------------------------------------
                                          2001         2000         1999        1998       1997
                                          ----         ----         ----        ----       ----
Past due - 90 days or greater          $1,073,625  $1,314,288   $1,142,680  $1,619,254  $1,283,052
Nonaccrual loans                        2,821,965     911,610      487,574      -           -
Real estate owned                         451,173     103,500      369,952     478,677     479,061
                                    ---------------------------------------------------------------
     Total nonperforming assets         4,346,763   2,329,398    2,000,206   2,097,931   1,762,113
Restructured assets                     1,381,920   1,030,858      514,746     466,000     680,913
                                    ---------------------------------------------------------------
     Total troubled assets             $5,728,683  $3,360,256   $2,514,952  $2,563,931  $2,443,026
                                    ===============================================================
Ratio of troubled assets to
     total loans                            2.61%       1.50%        1.22%       1.44%       1.44%
                                    ===============================================================
Ratio of troubled assets to
     total assets                           2.05%       1.24%        1.00%       1.08%       1.21%
                                    ===============================================================

INVESTMENT ACTIVITIES

         The Bank has the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured financial institutions, banker's acceptances, and federal funds.

                                                                         December 31,
                                          ---------------------------------------------------------------------------
                                                    2001                     2000                     1999
                                          ---------------------------------------------------------------------------
                                              Book        % of        Book         % of         Book        % of
                                             Value        Total       Value       Total        Value        Total
                                          ---------------------------------------------------------------------------
Investment securities:
   U.S. Treasury and agency securities      $  549,996       7.87%  $4,439,731       46.38%  $10,549,781      70.96%
   Obligations of states and political       2,320,298      33.22%   1,634,630       17.08%    1,094,045       7.36%
subdivisions
   FHLB stock                                4,115,400      58.91%   3,497,500       36.54%    3,222,800      21.68%
                                          ---------------------------------------------------------------------------
      Total investment securities and
FHLB stock                                  $6,985,694     100.00%  $9,571,861      100.00%  $14,866,626     100.00%
                                          ===========================================================================
Mortgage-backed securities
   GNMA                                       $544,363      52.64%  $  702,576       55.69%   $  847,583      55.78%
   FNMA                                        350,712      33.91%     398,136       31.56%      455,453      29.97%
   FHLMC                                       120,763      11.68%     138,620       10.99%      188,451      12.40%
                                          ---------------------------------------------------------------------------
      Subtotal                               1,015,838      98.23%   1,239,332       98.24%    1,491,487      98.16%
   Unamortized premium, net                     18,281       1.77%      22,253        1.76%       28,021       1.84%
                                          ---------------------------------------------------------------------------
      Total mortgage-backed securities      $1,034,119     100.00%  $1,261,585      100.00%   $1,519,508     100.00%
                                          ===========================================================================

         The following table sets forth the composition of the Bank's investment and mortgage-backed securities at the dates indicated:

                                                                           December 31, 2001
                                                                           -----------------
                                                      Less than     1 to 5      5 to 10    More than
                                                        1 year       years       years      10 years      Total
                                                     ---------------------------------------------------------------
Investment securities
     U.S. Treasury and agency securities                $  49,992  $  500,004   $       -    $        -   $  549,996
     Obligations of states and political                  555,860   1,001,066     763,372             -    2,320,298
subdivisions
                                                     ---------------------------------------------------------------
          Total investment securities                   $ 605,852  $1,501,070   $ 763,372    $        -   $2,870,294
                                                     ===============================================================

Mortgage-backed securities                              $       -  $        -   $       -    $1,034,119   $1,034,119
                                                     ===============================================================

         The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities. The Bank is also authorized to invest in mutual funds and stocks whose assets conform to the investments that the Bank is authorized to make directly.

         Under FDIC regulations, the Bank must maintain minimum levels of liquid assets specified by FDIC, which vary from time to time. See "Supervision and Regulation-LIQUIDITY". Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to return on loans.

         Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by FDIC regulations and at a level believed adequate to meet requirements of normal banking activities, repayment of maturing debt and potential savings outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. At December 31, 2001, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 12.97%. See "Supervision and Regulation - LIQUIDITY."

SOURCES OF FUNDS

         DEPOSIT ACCOUNTS. Deposits are an important source of the Bank's funds for use in lending and for other general business purposes. The Bank currently offers several types of savings programs including passbook and statement accounts, NOW accounts, Super NOW accounts, money-market accounts, fixed-rate and fixed-term certificates of deposit, among others. The Bank currently changes the interest rates paid on these types of accounts from time to time. The Bank is not limited to a maximum rate of interest it may pay on savings deposits under federal regulations. The Bank is also authorized to accept non-interest bearing checking deposits from businesses or organizations.

         At December 31, 2001 approximately 54.5%, or $96.8 million, of the Bank's deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

         Interest is earned on passbook and statement savings accounts from the date of deposit to the date of withdrawal and credited quarterly. Interest is earned on NOW accounts from the date of deposit to the date of withdrawal and credited monthly. The Asset Liability Management Committee of the Bank establishes the interest rate on these accounts.

         The Bank also makes available to its depositors a number of savings certificates with varying terms and interest rates so as to be competitive in its market area. These certificates have minimum requirements as well.

         The following table sets forth the change in composition of deposit account types offered by the Bank at the dates indicated:


                                     Balance at                                  Balance at
                                      Dec. 31,       % of       Increase          Dec. 31,       % of       Increase
                                        2001       Deposits    (Decrease)           2000       Deposits    (Decrease)
                                   ------------------------------------------  ----------------------------------------
   Passbook and savings                $38,075,301     21.44%     2,563,070       $35,512,231    20.42%     1,387,210
   NOW accounts                         47,170,900     26.56%     6,949,453        40,221,447    23.14%    (2,447,195)
   Noninterest-bearing deposits          9,335,727      5.26%      (501,460)        9,837,187     5.66%     1,637,840
     Money market deposit and
          Super NOW accounts             2,236,021      1.26%      (402,226)        2,638,247     1.52%      (638,410)
     Certificates of deposit:
          Six-month money
             market certificates         5,052,665      2.84%     2,755,822         2,296,843     1.32%    (3,180,023)
          IRA certificates              10,949,040      6.16%       193,824        10,755,216     6.19%      (191,689)
          Jumbo certificates            13,550,878      7.63%         4,472        13,546,406     7.79%     3,855,774
        Other certificates              51,232,128     28.85%    (7,815,619)       59,047,747    33.96%     9,751,968
                                    -----------------------------------------  ----------------------------------------
             Total                    $177,602,660    100.00%    $3,747,336      $173,855,324   100.00%   $10,175,475
                                    =========================================  ========================================

                                     Balance at
                                       Dec. 31,       % of        Increase
                                         1999       Deposits     (Decrease)
                                   ------------------------------------------
   Passbook and savings                $34,125,021     20.84%     (1,866,093)
   NOW accounts                         42,668,642     26.07%        627,886
   Noninterest-bearing deposits          8,199,347      5.01%        176,275
     Money market deposit and
          Super NOW accounts             3,276,657      2.00%       (581,936)
     Certificates of deposit:
          Six-month money
             market certificates         5,476,866      3.35%     (9,034,005)
          IRA certificates              10,946,905      6.69%       (695,587)
          Jumbo certificates             9,690,632      5.92%     (1,627,434)
          Other certificates            49,295,779     30.12%      4,241,182
                                   ------------------------------------------
               Total                  $163,679,849    100.00%    ($8,759,712)
                                   ==========================================

         The following table shows the amount and interest rates of certificates of deposit accounts with balances of $100,000 or greater issued by the Bank as of December 31, 2001.

                                                                 Weighted
                         Maturity Date             Amount       Average Rate
                         -------------             ------       ------------
               01/01/2002 - 03/31/2002            $2,856,278       3.245%
               04/01/2002 - 06/30/2002             4,214,215       4.415%
               07/01/2002 - 12/31/2002             2,340,595       5.271%
               After 12/31/2002                    5,685,887       6.031%
                                              ---------------------------------
                  Total                          $15,096,575       4.936%
                                              =================================

         BORROWINGS. In addition to savings deposits, the Bank obtains funds from loan repayments, from advances from the FHLB and other borrowings. Loan repayments are a relatively stable source of funds, while savings inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term and long-term basis to compensate for reductions in normal sources of funds, such as savings inflows at less than projected levels. They may also be used on a longer-term basis to support expanded activities. Historically, the Bank has borrowed primarily from the FHLB.

         Outstanding FHLB borrowings and advances as of December 31, 2001 totaled $70.1 million compared to $67.4 million as of December 31, 2000 and $59.1 million as of December 31, 1999. The weighted average interest rate on FHLB borrowings and advances outstanding as of December 31, 2001 was 5.68%, as of December 31, 2000 was 6.40% and as of December 31, 1999 was 5.04%.

         The Bank obtains advances from the FHLB upon the security of its mortgage loan portfolio. See "Supervision and Regulation - FEDERAL HOME LOAN BANK SYSTEM. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put as well as limitations on the size of such advances. These limitations are based both on a fixed percentage of assets and the borrower's credit worthiness. The FHLB is required to review its credit limitations and standards at least once every 6 months. FHLB advances have from time to time been available to meet seasonal and other withdrawals of savings accounts and to expand lending. At December 31, 2001, FHLB had fixed-rate advance offerings of 2.65% for one year and 4.46% for three years.

         Under current FDIC regulations, there are no limitations on the amount of borrowings that can be obtained by the Bank. See "Supervision and Regulation
- FEDERAL HOME LOAN BANK SYSTEM."


COMPETITION

         The Bank experiences substantial competition in attracting and retaining savings deposits and in lending funds. Direct competition for savings deposits comes from other savings banks, commercial banks, and credit unions. Additional significant competition for savings deposits comes from money-market mutual funds and corporate and government debt securities.

         The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from other savings banks, savings and loan associations, commercial banks, credit unions, mortgage bankers, mortgage brokers and insurance companies. The Bank has been able to compete effectively in its primary market area. The Bank considers its primary competition to be other savings banks, savings and loan associations, and commercial banks. The Bank continues to rank as the primary mortgage lender in St. Joseph County, Michigan.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act affects the ability of bank holding companies to branch into states other than the bank holding company's home state, and the ability of banks in different states to merge. The Bank may be indirectly affected by increased competition from out of state banks and bank holding companies entering into the Bank's market.

         In St. Joseph County, in which the Bank has offices, the Bank's competitors include eight commercial banks, one savings bank and five credit unions, some of which have assets which are substantially larger than the Bank.

TRUST DEPARTMENT

         The Bank began to offer full trust services on January 2, 1997. The Bank is staffed with two experienced trust officers who were formerly with another local financial institution. The trust department offers trust, custodial, and agency accounts to its customers within the Bank's market area. It is anticipated that the operations of the trust department will not only fulfill trust needs of the Bank's current customers but will also attract new customers to the Bank. The Trust Department's net income was $97,465, $105,104 and $50,719 for the years ended December 31, 2001, 2000 and 1999, respectively.

SERVICE CORPORATION ACTIVITIES

         The Bank has three wholly-owned service corporations, Oakleaf Financial Services, Inc., previously SFB Agency, Ludington Service Corporation, First Michiana Development Corporation of Sturgis, all incorporated under the laws of the State of Michigan. First Michiana Development Corporation holds stock in a reinsurance bank, title insurance agency and its largest asset is an equity investment in a limited partnership providing low-income housing. The total investment in this limited partnership as of December 31, 2001 was $224,080. (See Note 1 of the Notes to Consolidated Financial Statements). This limited partnership, titled H.O.M.E. Limited Dividend Housing Association Limited Partnership, is a 70 unit apartment complex in Holland, Michigan which provides housing for low income senior citizens. The project is designed to provide investors with low income housing tax credits under Section 42 of the Internal Revenue Code. Neither Ludington nor First Michiana have been actively operating within the past few years; their sole function currently is to hold investments. The Bank purchased all of the outstanding stock of SFB Agency, Inc. in 1995 for $1,000. On January 14, 2000, SFB Agency, Inc. purchased McKillen Financial, Inc. SFB Agency, Inc.'s name was changed to Oakleaf Financial Services, Inc. Oakleaf Financial Services, Inc. sells securities and insurance products provided by a third party securities firm and an insurance agency. As of December 31, 2001, Oakleaf Financial Services, Inc. had six full time employees.

         The Bank also established Oak Mortgage, LLC in 2001. Oak Mortgage services existing loans of the Bank and originates new mortgages for the Bank.

         Net income derived from the subsidiary activities is included in the consolidated statements of income for the Bank.


EMPLOYEES

         As of December 31, 2001, the Bank employed 120 employees including 24 part-time employees. Management considers its relations with its employees to be excellent.

         The Bank provides its full-time employees with hospitalization and major medical insurance, paid sick leave, life insurance and short-term disability benefits. The Bank also has a non-contributory, defined benefit retirement plan sponsored by Pentegra (formerly known as the Financial Institutions Retirement Fund). The Bank's employees are not represented by a collective bargaining group.

SUPERVISION AND REGULATION

         GENERAL. State chartered savings banks, such as the Bank, are regulated by the Michigan Division of Financial Institutions of the Office of Financial and Insurance Services ("DFI") and FDIC and have their savings deposits insured by the SAIF, administered by the FDIC. The Bank is subject to periodic DFI and FDIC examinations to test compliance by an institution with various regulatory requirements. This supervision and regulation is intended primarily for the protection of the depositors. Although the FDIC rating for the Bank cannot be publicly disclosed, the following areas of regulatory requirements demonstrate the scope and degrees of compliance by the Bank.

         In addition to laws that affect businesses in general, thrift institutions are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth In Lending Act, the Truth In Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Bank Secrecy Act, the Omnibus Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), the FDIC Improvement Act of 1991 ("FDICIA"), electronic funds transfer laws, redlining laws, antitrust laws, environmental laws, and privacy laws. Violation of these laws could result in significant fines and penalties upon banks and their directors and officers.

         The Company is a financial holding company organized under the Bank Holding Company Act of 1956, as amended, and the regulations promulgated thereunder. Under the Bank Holding Company Act, the Company is regulated by the Board of Governors of the Federal Reserve. The Company is also governed by the Financial Services Modernization Act discussed in the following section "New Regulatory Developments."

         NEW REGULATORY DEVELOPMENTS. In 1999, the Financial Services Modernization Act (Gramm-Leach-Bliley Act of 1999) was passed by Congress and was signed into law by the President on November 12, 1999. This Act represents a broad reform of federal regulation of financial services. Enactment of this Act makes it easier for affiliations between banks, securities firms, and insurance companies to take place and provides for functional regulation of these entities.

         While this new Act repeals certain pre-existing legislation preventing cross-industry affiliations and provides a framework for achieving the Act's purposes, many details of implementing the changes authorized by the Act will be the subject of regulations to be adopted in the future by the Federal Reserve Board, the Securities and Exchange Commission, and other relevant federal agencies.

         Although the Act is designed to increase competition and could have long-range impact on the competition of the Bank, the management of the Bank believes that there will be no immediate impact on the Bank's performance.

         The Federal Reserve Board submitted a proposal to permit electronic delivery of federally mandated disclosures under Regulation B, E, M, Z and DD. The Federal Reserve Board also instituted changes and regulations requiring "more prominent" disclosures of APR's fees and other charges for credit and charge card solicitation and applications. The Securities and Exchange Commission instituted rules under the use of external auditors to perform internal audit functions. Also the FRB, FDIC, OCC and OTS instituted rules regarding disclosure of certain agreements made to fulfill Community Re-Investment Act Requirements ("CRA Sunshine"). There are also new proposals, that have yet to be acted, which include the implementation of Fair Credit Reporting Act requirements regarding sharing of consumer information with affiliates to proposed amendments and regulations regarding predatory lending issues. The Federal Reserve Board is also considering proposed changes to Regulation E requiring posting of ATM fees. While management does not believe that any of the new regulations will have a serious impact on the operations of the Bank, these items are currently under review to determine advantages and disadvantages relative to the shareholders.

         In June 1998, Statement of Financial Accounting Standard No. 133 (FAS
133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued and became effective for fiscal years beginning after June 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The accounting for derivatives had no effect on the Bank.

         In June 2001, Statement of Financial Accounting Standards No. 142 (FAS
142), GOODWILL AND OTHER INTANGIBLE ASSETS" was issued and is effective for fiscal years beginning after December 15, 2001. Under FAS 142, identifiable intangible assets that meet certain criteria will continue to be amortized over their estimated useful lives. However, goodwill and non-identifiable intangible assets will no longer be amortized. Instead, these assets will be evaluated for impairment on an annual basis. If an asset is deemed to be impaired, the asset will be written down through an adjustment to current earnings. As a result of adopting FAS 142, the Bank will no longer be amortizing goodwill.


         It is possible additional legislation and administrative actions affecting the banking industry are being considered and in the future may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Bank would be affected.

         REGULATORY CAPITAL REQUIREMENTS. As of December 31, 2001, the Bank was subject to the capital adequacy regulations adopted by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (See Note 11 - Regulatory Matters in the Notes to Consolidated Financial Statements).

         The Bank's actual total capital as of December 31, 2001 was $24.6 million, or 13.3% of risk-weighted assets, compared to $18.4 million, or 10.0% of risk-weighted assets to be classified as well-capitalized.

         The Bank's actual Tier 1 capital as of December 31, 2001 was $23.3 million, or 12.6% of risk-weighted assets, compared to $11.1 million, or 6.0% of risk-weighted assets to be classified as well-capitalized.

         The Bank's actual Tier 1 capital as of December 31, 2001 was $23.3 million, or 8.6% of adjusted assets of $271.5 million, compared to $13.6 million, or 5.0% of adjusted assets to be classified as well-capitalized.

         The tangible assets of the Bank as of December 31, 2001 were $274.6 million with tangible capital of $23.3 million, or 8.5%, compared to a requirement of 3.0% to be adequately capitalized.

         Risk-weighted assets are the total assets of the Bank multiplied by risk-weighting percentages assigned in the capital regulations. Risk-weighting percentages range from 0% to 100%, depending on the regulatory definition of the risk profile of the underlying assets. The Bank's risk-weighted assets totaled $184.2 million as of December 31, 2001, which created a risk-based capital requirement of $14.7 million. The Bank's risk-based capital was $24.6 million or 13.3% as of December 31, 2001.

         During 1998 and until March 1, 1999, the Bank was regulated by the Office of Thrift Supervision ("OTS"). The OTS has a semiannual assessment schedule based on asset size. The semiannual assessment for the first half of 1999, based on September 30, 1998 total assets, was $28,643, paid on

February 1, 1999. The OTS does not pro-rate its assessments even though the Bank was no longer regulated by the OTS as of March 1, 1999. In addition to the OTS assessment for the first half of 1999, the Bank was subject to assessments from the DFI beginning March 1, 1999. The assessment from the DFI for calendar year 1999 was $24,114, which was paid during the third quarter of 1999. The DFI assessment for 1999 was based on total assets as of December 31, 1998. The DFI assessment for calendar year 2000, based on total assets as of December 31, 1999, was $17,852, due to a decrease in the assessment rates. The DFI assessment for calendar year 2001, based on total assets as of December 31, 2000, was $26,428.


         INSURANCE OF ACCOUNTS. The Bank's savings accounts are insured up to applicable limits of the Savings Association Insurance Fund ("SAIF"). As federal supervisory agency over state chartered savings banks, the FDIC issues regulations, conducts examinations and generally supervises the operations of such SAIF insured institutions. Any institution that does not operate in accordance with or conform to applicable regulations, policies and directives may be sanctioned for noncompliance. For example, proceedings may be instituted against any insured institution or any director, officer, or employee of such institution who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. As administrator of SAIF, the FDIC has the authority to terminate insurance of savings accounts pursuant to procedures established for that purpose. If the FDIC terminates insurance of accounts, the deposits in the institution subject to termination proceedings will continue to be insured by the SAIF for a period of two years following the date of termination.

         USURY LIMITATIONS. The Depository Institutions Deregulation and Monetary Control Act of 1980 provides that it preempts state usury laws on residential first mortgage loans unless the applicable state legislature acted to override the preemption within three years of enactment. The Michigan legislature did not act to override the federal preemption and currently does not limit the rate of interest to be charged on mortgage loans by institutions such as the Bank. On some types of consumer loans, Michigan usury laws limit, the rates that may be charged by the Bank. Further, with the exception of Michigan criminal usury statutes, there are no interest rate limits on most commercial loans to business entities. The conversion of the Bank from a federally chartered stock savings bank to a Michigan savings bank did not change the effect on the Bank.

         QUALIFIED THRIFT LENDER TEST. The Bank must maintain its status as a "qualified thrift lender" ("QTL") in order to exercise the powers granted to a state charted savings bank and maintain full access to FHLB advances. The Bank will remain a QTL if its qualified thrift investments continue to equal or exceed 50% of the savings association's portfolio assets. As of December 31, 2001 the Bank had substantially more than 50% of its portfolio assets invested in qualified investments, due to its concentration in residential mortgage lending.

         As a Michigan savings bank, failure to maintain QTL status would require the Bank to repay all outstanding FHLB advances, recapture its bad debt reserve allowed under federal income tax, and dispose of or discontinue any preexisting investments or activities not permitted for both savings institutions and national banks. Management believes that the chance of the Bank failing to maintain its QTL status is remote.

         LOANS TO ONE BORROWER. The Bank may lend up to 15% of the sum of capital (common stock) and surplus (additional paid-in capital). Upon a 2/3 vote by the Board of Directors of the bank, the limitation may be increased to 25% of the sum of capital and surplus. The 25% limitation restricts loans to one borrower to $5.9 million at December 31, 2001, which the Bank has not exceeded. As a Michigan savings bank, the Commissioner of the DFI has discretion to determine the Bank's percentage limit on loans to one borrower.

         DEMAND ACCOUNTS. In the past, a savings institution was restricted to having a demand account with certain entities (nonpersonal accounts) only if a lending relationship existed. That restriction has been lifted, however the accounts still may not pay interest. This enables the Bank to increase its lower cost deposit base.

         TRANSACTIONS WITH AFFILIATES. FIRREA reinstates restrictions on transactions with affiliates that were formerly imposed by the CEBA. FIRREA further modifies other provisions pertaining to prohibited transactions with affiliates that were formerly contained in the National Housing Act. The restrictions of the Federal Reserve Act, specifically Sections 23A and 23B, have been adopted by FIRREA, as follows:

            1. Loans and extensions of credit to an affiliate cannot exceed 10% of an association's capital stock and surplus and must be collateralized 100% to 130%, depending on the form of collateral.

            2. Aggregate loans and extensions of credit to all affiliates cannot exceed 20% of the association's capital stock and surplus.

            3.    Low quality assets may not be purchased from an affiliate.

            4. Loans and extensions of credit to affiliates must be at market rates and terms.

         The Bank has no transactions that would cause a violation of any of these regulations.

         TRUTH IN SAVINGS. The final Truth in Savings regulation went into effect on June 22, 1993. The regulation requires uniform calculation and disclosure of interest-related features of accounts, as well as all service fees assessed on consumer deposit accounts.

         APPRAISAL POLICIES. The Bank's management must develop, implement and maintain appraisal policies and practices. The statement of policy provides guidance to management concerning relevant and accepted appraisal standards to be considered in the development of an institution's appraisal guidelines. Management is required to develop and adopt guidelines for hiring appraisers, including consideration of education, experience and membership in professional organizations. In addition, management is required to review periodically the performance of approved appraisers.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board has adopted regulations that require savings institutions to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits with an original maturity of less than one and one-half years. As of December 31, 2001, the Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the regulatory agencies. Because required reserves must by maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to Federal Housing Finance Board supervision and regulation. As a member, the Bank is required to acquire and hold stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or one-twentieth of its advances from the FHLB, whichever is greater. The Bank is in compliance with this requirement with an investment in the FHLB of $4.1 million in stock as of December 31, 2001.

         The Bank's borrowings from the FHLB must be collateralized by 145% of the borrowed amount. Assets eligible for collateral include permanent one to four family whole mortgages loans, excluding mortgages of employees and mortgages delinquent more than 60 days (see Borrowings). The Bank's assets that qualified for collateral on FHLB borrowings were $117.0 million as of December 31, 2001. Therefore, the limitation on additional FHLB borrowings would be $10.6 million ($117.0 million / 145% - $70.1 million = $10.6 million). The $70.1 million in borrowed funds by the Bank as of December 31, 2001 was substantially below the limit.

         Listed below are offerings for selected advances by the FHLB at December 31, 2001, by maturity and interest rate:

                           DUE                       RATE
                           ---                       ----
                   December 31, 2003                 3.65%
                   December 31, 2004                 4.46%

         The following table indicates the amount of advances received from the FHLB, due dates and accompanying interest rates:

                                                                                               DECEMBER 31,
Short-term advances                                                                 2001            2000            1999
                                                                                    ----            ----            ----
     Line of credit, 6.30% at Dec. 31, 2000, 5.13% at Dec. 31, 1999              $         -     $7,460,855     $1,606,029

     Variable interest rate, maturing February 28, 2000, 4.05% at Dec. 31,1999             -                     4,000,000

     Variable interest rate, maturing April 24, 2000, 4.05% at Dec. 31, 1999               -                     5,000,000

     Variable interest rate, maturing May 15, 2000, 4.05% at Dec. 31, 1999                 -                     5,000,000

     Variable interest rate, maturing June 12, 2000, 4.05% at Dec. 31, 1999                -                     7,900,000

     Fixed interest rate, maturing December 19, 2001, 6.16% at Dec. 31, 2000               -      2,100,000              -

     Fixed interest rate, maturing February 23, 2001, 5.12% at Dec. 31, 2001       6,000,000              -              -
                                                                                 ------------   ------------    -----------
          Total short-term advances                                                6,000,000      9,560,855     23,506,029
                                                                                 ------------   ------------    -----------

Long-term advances
     6.50%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on April 16, 2001                                -        671,200        820,742
     7.18%; fixed rate, payment due at maturity on February 19, 2002              10,000,000     10,000,000
     7.18%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on June 17, 2002                           526,472        650,316        787,328
     6.22%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on October 15, 2002                        765,814        949,621      1,154,010
     6.09%; fixed rate, payment due at maturity on December 19, 2002               1,200,000      1,200,000
     5.31%; fixed until February 22, 2000 with quarterly repricing thereafter,
          Rate at Dec. 31,2000, 6.76%, with maturity on February 19, 2003                  -     10,000,000     10,000,000
     6.09%; fixed rate, payment due at maturity on December 19, 2003               3,700,000      3,700,000
     7.17%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on May 17, 2004                            645,506        796,663        971,574
     7.34%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on March 15, 2005                        8,079,672     10,000,000
     5.70%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on February 14, 2006                     8,159,399      9,881,721     11,873,707
     5.50%; fixed until February 19, 2003 with quarterly repricing
          thereafter, with maturity on February 19, 2008                          10,000,000     10,000,000     10,000,000
     4.20%; fixed until March 18, 2002 with quarterly put option thereafter
          Maturing March 16, 2011                                                 10,000,000              -              -
     4.29%; fixed until November 17, 2003 with quarterly put option thereafter
          when 3-month LIBOR exceeds 8.00%, maturing November 15, 2011             1,000,000              -              -
     4.55%; fixed until December 22, 2003 with quarterly put option thereafter
          when 3-month LIBOR exceeds 7.50%, maturing December 20, 2011            10,000,000              -              -
                                                                                 ------------   ------------    -----------
     Total long-term advances                                                     64,076,863     57,849,521     35,607,361
                                                                                 ------------   ------------    -----------

Total FHLB advances                                                              $70,076,863    $67,410,376     $59,113,390
                                                                                 ============   ============    ===========

         Annual payments of FHLB long-term advances are as follows:

                                Payments On
                    Year         Long-Term
                   Ending        Advances
               ----------------------------
                   12/31/02   $ 16,367,374
                   12/31/03      7,377,466
                   12/31/04      3,428,740
                   12/31/05      2,557,211
                   12/31/06      3,346,072
                   12/31/07              -
                   12/31/08              -
                 Thereafter     31,000,000
                            ---------------
                              $ 64,076,863
                            ===============

         FIRREA provided (i) that FHLB advances must be secured by specified types of collateral; (ii) that long-term FHLB advances may be obtained only for the purpose of providing funds for residential housing finance; and (iii) that regulations shall be adopted by the Federal Housing Finance Board establishing standards of "community investment and service" that must be met by FHLB members who wish to continue receiving long-term advances. These FIRREA provisions are expected to have no effect on the Bank's ability to obtain FHLB advances up to the limits described above.

      LIQUIDITY. Under applicable federal regulations, savings institutions are required to maintain sufficient liquidity to ensure their safe and sound operation. Federal regulations specifically require that a savings institution maintain a minimum average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain mortgage-related securities and mortgage loans, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) in each calendar quarter equal to not less than a specified percentage of either the average daily balance of the savings institution's net withdrawable accounts plus short-term borrowings during the preceding quarter or the amount of the institution's net withdrawable accounts plus short-term borrowings at the end of the preceding calendar quarter.

         At December 31, 2001, the Bank was in full compliance with these liquidity requirements, with a liquidity ratio of 12.97%.

         Regulations allow the following to be counted as liquid assets: 1) debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Association of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC; 2) debt securities directly hedged with a short financial futures position; and 3) debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. As of December 31, 2001, the Bank had no such liquid assets.

         SECURITIES REGULATION. The Company is subject to the informational reporting requirements of the Securities Exchange Act. The Company files annual reports on Form 10-K (the Company's year end is December 31) and quarterly reports on Form 10-Q, with the Securities and Exchange Commission. It is also required to file any current reports on Form 8-K concerning recent material developments. Prior to the reorganization described earlier in this Form 10-K, the Bank was subject to these same reporting requirements as the Company under the Securities and Exchange Act and filed its Form 10-K reports, Form 10-Q reports, Form 8-K reports and other applicable filings with the FDIC. Copies of the Bank's filings with the FDIC under the Securities Exchange Act of 1934 can be obtained from Sturgis Bank & Trust Company by contacting Leonard L. Eishen at Sturgis Bank & Trust Company, 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (616)651-9345 or, for a nominal fee from Ms. Marcia Fields at the FDIC telephone number (202)898-8913 or fax number (202)898-3909. Filings of the Company can be obtained from the Company by contacting Leonard L. Eishen at Sturgis Bank & Trust Company, 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (616)651-9345 or through the Securities and Exchange Commission Edgar System at WWW.SEC.GOV. See "Available Information."

         An annual report to stockholders and proxy statement are provided to each stockholder of record as of the record date, which is usually set as a date in mid-March. These documents are also filed with the Securities and Exchange Commision. The Company holds its annual meeting of stockholders in the last week of April each year at which each stockholder of record, as of the record date, is entitled to vote either in person or by proxy.

         Directors, insiders, and certain officers are required to file reports with the Securities and Exchange Commision concerning their ownership of and transactions in, the Common Stock of the Company and options therefore. The Company is required to report any of these filings that are delinquent.

         All filings are subject to review by the Securities and Exchange Commision and filers are subject to potential civil, administrative, and criminal liability for any misrepresentations or omissions of material fact in their securities filings.

         FEDERAL TAXATION. The Company files a consolidated federal income tax return with its wholly-owned subsidiaries on a calendar year basis. The Company and its subsidiaries report their income and expense using the accrual method of accounting.

         The Small Business Job Protection Act of 1996, signed into law on August 30, 1996, repealed the special thrift bad debt deduction provisions. This legislation eliminates the use of the percentage of taxable income method as a means of calculating deductions for bad debts, allows banks greater flexibility in diversifying their loan and investment portfolios and establishes requirements for the recapture of previously untaxed bad debt reserve accumulations.

         Bad debt reserve accumulations prior to 1988 are exempt from recapture unless the Company liquidates, pays a dividend in excess of earnings and profits or redeems stock. Post 1987 bad debt reserve accumulations will be taxed in equal amounts over a period of six years beginning in 1996. The Bank's pre-1988 tax bad debt reserves which have been suspended are $918,000 and the amount of the post-1987 reserves which will be recaptured in income are $291,600.

         Savings institutions are also entitled to limited special tax treatment with respect to the deductibility of interest expense relating to certain tax-exempt obligations. Savings institutions are entitled to deduct 100% of their interest expense, allocable to the purchase or carrying of tax-exempt obligations acquired before 1983. For taxable years after 1986, the Tax Reform Act of 1986 eliminates the deduction entirely for obligations purchased after August 7, 1986 (except for certain issues by small municipal issuers).

         Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. For tax years beginning after 1986, a savings institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as defined, exceeds regular tax due. AMTI equals regular taxable income increased or decreased by certain adjustments and increased by certain tax preferences. Adjustments and preferences include depreciation deductions in excess of those allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986, the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and, for 1990 and succeeding years, 75% of the excess of adjusted current earnings ("ACE") over AMTI. ACE equals pre-adjustment AMTI ("PAMTI") increased or decreased by certain ACE adjustments, which included tax-exempt interest on municipal bonds for tax purposes, depreciation deductions in excess of those allowable for ACE purposes and the dividend received deduction. PAMTI equals AMTI computed with all the preferences and adjustments other than the ACE adjustment and the alternative minimum tax net operating loss (AMTNOL). AMTI may be reduced only up to 90% by AMTNOL carryovers. The payment of alternative minimum tax will give rise to minimum tax credit which will be available with an indefinite carry forward period available to reduce federal income taxes of the institution in future years, limited to the level of alternative minimum tax arising in each of the carry forward years.

         STATE TAXATION. The Company is also subject to taxes imposed by the State. The Single Business Tax is the primary tax and is a "value added" type of tax for the privilege of doing business in the State of Michigan. The tax, at a rate of 2.0%, is on a tax base made up by adding compensation, depreciation and other expenses to federal taxable income, and subtracting interest earned on federal obligations (net of associated expense) and the acquisition costs of tangible assets during the year.

ENVIRONMENTAL

         The Bank recognizes that with each real estate mortgage loan there is potential exposure to environmental liability and therefore the Bank has adopted a written environmental risk reduction procedure. The Bank's environmental risk reduction procedure does not protect it from legal liability.

         Typically, the procedure requires that a Phase I Environmental Analysis be performed prior to closing for most mortgage loans over $100,000 secured by commercial or industrial real estate. The borrower is required to pay the cost of this analysis. The Bank will consider factors such as prior use of the property, the dollar amount of the loan and review an environmental hazard report from Bankers Hazard Determination Services to determine whether additional environmental assessments are necessary.

         For all residential real estate mortgage loans, potential borrowers are given a "Homeowners' Guide to Environmental Hazards" at the time of their application to assist the home buyer in determining whether any environmental hazards exist on the subject property. Additionally, at the time of closing, on property whose value exceeds $250,000 the seller of a parcel of property is required to sign a "Sellers' Disclosure Statement" in order to identify any environmental hazards. The cost to the Company in complying with these procedures is negligible. However, the Bank's environmental risk reduction procedures do not protect it from legal liability.

                               ITEM 2. PROPERTIES

     The following table sets forth certain information regarding the Bank's properties as of December 31, 2001. All offices are owned by the Bank (except as noted), free and clear of encumbrances and are full service offices.


                                                      Approximate
                                 Address            Owned/  Square
      Location                City, ST ZIP          Leased  Footage         Other Information            Telephone           Fax
      --------                ------------          ------   -------        -----------------            ---------           ---
Sturgis (Main Office)  113-125 East Chicago Road     Owned    22,422    Opened in 1905, relocated       616 651-9345    616 651-5512
                       Sturgis, MI  49091                               to present location in 1974.                    616 651-8263

   Branch Offices
   --------------
Bronson                863 West Chicago Road         Owned     2,400    Opened by First National        517 369-7322    517 369-2347
                       Bronson, MI  49028                               Bank of Sturgis in 1978
                                                                        and acquired in 1997.

Centreville            158 West Main                 Owned     2,196    Acquired from First of          616 467-8525    616 467-4180
                       Centreville, MI  49032                           America Bank, N.A. in 1998.

Climax                 125 North Main                Owned     1,344    Acquired from First of          616 746-4256    616 746-4108
                       Climax, MI  49034                                America Bank, N.A in 1998.

Coldwater              290 East Chicago Road         Owned     1,200    Opened in 1978 by First         517 278-5634    517 278-5613
                       Coldwater, MI  49036                             Federal Savings & Loan of
                                                                        Battle Creek and acquired
                                                                        from Great Lakes Bancorp in
                                                                        1996.

Colon                  110 South Blackstone Street   Owned     1,180    Opened in 1978, relocated to    616 432-3229    616 432-2971
                       Colon, MI  49040                                 present location in 1991.

South Haven            1121 LaGrange Street          Owned     2,450    Acquired from First of          616 637-8444    616 637-5560
                       South Haven, MI  49090                           America Bank, N.A. in 1998.

Sturgis                1001 South Centerville Road   Owned     1,908    Opened in 1975 by First         616 651-9379    616 651-1514
                       Sturgis, MI  49091                               Federal Savings & Loan of
                                                                        Kalamazoo and acquired from
                                                                        Standard Federal Bank in 1991.

Sturgis                1501 East Chicago Road        Leased      500    Leased in 1997. Limited         616 651-9345    616 651-5609
                       Sturgis, MI  49091                               service branch.

Three Rivers           115 North Main Street         Owned     1,856    Opened by Kalamazoo Savings &   616 273-8481    616 273-1732
                       Three Rivers, MI  49093                          Loan in 1975. Acquired from
                                                                        First Federal of Michigan in
                                                                        1988.

White Pigeon           122 West Chicago Road         Owned     1,854    Opened in 1905, relocated to    616 483-9668    616 483-2725
                       White Pigeon, MI  49099                          present location in 1974.

         As of December 31, 2001, the net book value of all of the Bank's offices, including land, buildings, furniture, fixtures and equipment, including data processing equipment, was $6.4 million. Each of the properties is in good condition.

         The Bank consolidated the operations of Covert and South Haven offices effective November 6, 2000. The Covert customers are being serviced by the South Haven offices. The Covert office building was donated to the Township of Covert in September 2000.

                            ITEM 3. LEGAL PROCEEDINGS

         In the normal course of business, the Company is occasionally made a party to actions seeking to recover damages from the Company or its subsidiaries.

         The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial condition.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2001, one matter was submitted to a vote of security holders. On December 11, 2001, the shareholders of the Bank approved the reorganization of the Bank to become a wholly owned subsidiary of the Company, a financial holding company. The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended. This reorganization was approved at a special meeting of the shareholders of the Bank on December 11, 2001. The necessary affirmative vote of the holders of at least two-thirds (2/3) of the Bank's common stock (of which 3,101,534 shares were outstanding on October 30th, 2001 the record date for the meeting) was obtained. Of the 3,101,534 shares of the Bank, 2,443,393 shares (79% of the outstanding shares) voted as follows: 2,297,529 shares voted for the reorganization; 65,900 shares votes against the reorganization; and 79,964 shares abstained/withheld voting on the reorganization.

         Prior to the special meeting of the shareholders of the Bank, the Bank and the Company received the necessary approvals from the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation. On December 21, 2001, the Michigan Department of Consumer and Industry Services, Office of Financial and Insurance Services, Division of Financial Institutions approved the consolidation to complete the consummation of the Company acquiring one hundred percent of the issued and outstanding common stock of Sturgis Bank & Trust Company. This reorganization became effective as of the opening of business on January 1, 2002.

       With the consummation of the reorganization, each outstanding share of the Bank's outstanding common stock, $1.00 par value, has been converted into one share of the Company's common Stock, $1.00 par value. The shareholders of the Bank and their percentage of shareholder ownership, immediately prior to the consummation of the reorganization are identical to those of the Company immediately after consummation of the reorganization. This reorganization is described earlier in this Form 10-K in Part I, Item 1.

PART II.

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

         The information contained in the sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Market Information" in the 2001 Annual Report to Stockholders is incorporated herein by reference.

         In addition to the information incorporated by reference the following table shows sales of unregistered securities by the Company within the past three years.

               Date of      Number of  Exercise
                Sale         Shares     Price                 Name
          ------------------------------------------------------------------
                 04/14/99         107       4.35     Burlingame, Craig
                 03/31/00         600       4.35     Waltke, Joyce
                 04/14/00         600       4.35     Eishen, Chandre
                 04/14/00       2,100       4.35     Eishen, Eric
                 04/14/00         501       4.35     Hoggatt, Brian
                 04/14/00         225       4.35     Lintz, Jodie
                 04/14/00          75       4.35     Losinski, Robin
                 04/14/00         225       4.35     Mussall, Linda
                 04/14/00         150       4.35     Patterson, Dawn
                 04/20/00         150       4.35     Isaac, Toby
                 04/20/00       1,095       4.35     Parker, Tracey
                 04/21/00         315       4.35     Gloy, Trudy
                 04/21/00         612       4.35     Moyer, Arthur
                            ----------
                               37,842
                            ==========

         All of the foregoing sales were made pursuant to the exercise of stock options by officers, directors, or employees of the Company, which options were granted under benefit plans approved by a majority of shareholders present, in person or proxy, at an annual meeting of the shareholders of the Company. The sales of these securities were exempt from registration under Title 12, Code of Federal Regulations Section 563g.3(g).

                         ITEM 6. SELECTED FINANCIAL DATA

         The information contained in the section captioned "Selected Financial Data" in the 2001 Annual Report to Stockholders is incorporated herein by reference.


            ITEM 7. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained in the section captioned "Asset/Liability Management" in the 2001 Annual Report to Stockholders is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements contained in the 2001 Annual Report to the Stockholders are incorporated herein by reference.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

         The Board of Director's selection of the Plante & Moran, LLP accounting firm for the Bank, occurred after solicitation and receipt of bids from qualified accounting firms in 1999 to provide services through 2001. Plante & Moran, LLP submitted the most favorable plan to conduct the Bank's independent accounting reports. As a result, the shareholders at the 1999 Annual Meeting ratified the selection of Plante & Moran, LLP. There have been no disagreements on accounting and financial disclosure matters with Plante & Moran, LLP.


PART III.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the executive officers and directors of the Company, the information contained under the section captioned "PROPOSAL I--ELECTION OF DIRECTORS" in the Company's Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference (the "Proxy Statement").

                         ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the section captioned "PROPOSAL I--ELECTION OF DIRECTORS" in the Proxy Statement in incorporated herein by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

         The information required by this item is incorporated herein by reference to the sections captioned "PROPOSAL I--ELECTION OF DIRECTORS" and "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the section captioned "PROPOSAL I--ELECTION OF DIRECTORS" in the Proxy Statement.


PART IV.

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(A)      FINANCIAL STATEMENTS AND SCHEDULES

         The financial statements are set forth under Item 8 of this report on Form 10-K.

         Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(B)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

(C)      EXHIBIT LISTING


       EXHIBIT NUMBER        DESCRIPTION
       ---------------------------------

            2.1              Plan of Reorganization and Merger Agreement (1)

            2.2              Consolidation Agreement (1)

            3.1              Articles of Incorporation of Sturgis Bancorp, Inc. (1)

            3.2              Bylaws of Sturgis Bancorp, Inc. (1)

           10.1              Sturgis Federal Savings Bank Non-Employee Director Stock Option Plan (2)

           10.2              Sturgis Federal Savings Bank Director Stock Option Plan (2)

           10.3              Sturgis Federal Savings Bank Employee Stock Option Plan (3)

           10.4              Employment Agreement with Leonard L. Eishen (4)

           10.5              Employment Agreement with Eric L. Eishen (4)

           10.6              Employment Agreement with Brian P. Hoggatt (4)

           10.7              Employment Agreement with David E. Watters (4)

           10.8              Employment Agreement with Ronald W. Scheske (4)

           13.1              Annual Report to Stockholders

            21               Subsidiaries of Registrant

            23               Consents of Independent Auditors


(1) Incorporated by reference to the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.
(2) Incorporated by reference to 1994 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.
(3) Incorporated by reference to 1995 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.
(4) Incorporated by reference to Form 10-Q for Sturgis Bank & Trust Company for the quarter ended June 30, 2001.

                              AVAILABLE INFORMATION

         Copies of the Bank's filings with the FDIC under the Securities Exchange Act of 1934 can be obtained from Sturgis Bank & Trust Company by contacting Leonard L. Eishen at Sturgis Bank & Trust Company, 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (616)651-9345 or, for a nominal fee from Ms. Marcia Fields at the FDIC telephone number (202)898-8913 or fax number (202)898-3909. Filings of the Company can be obtained from the Company by contacting Leonard L. Eishen at Sturgis Bank & Trust Company, 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (616)651-9345 or through the Securities and Exchange Commission Edgar System at WWW.SEC.GOV.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sturgis, State of Michigan, on March 29, 2002.



                                                 Sturgis Bancorp, Inc.



                                                 By: /s/ Leonard L. Eishen
                                                     ---------------------------
                                                     Leonard L. Eishen
                                                     President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, in the City of Sturgis, State of Michigan, on March 29, 2002.


                 Signature                                   Title


      /s/ Raymond H. Dresser, Jr.
     ---------------------------------                     Director
          Raymond H. Dresser, Jr.


      /s/ Leonard L. Eishen
     ---------------------------------               Director, President and
          Leonard L. Eishen                          Chief Executive Officer


          /s/ Eric L. Eishen
     ---------------------------------             Director, Vice President
              Eric L. Eishen


        /s/ Lawrence A. Franks
     ---------------------------------          Director, Chairman of the Board
            Lawrence A. Franks


         /s/ Donald L. Frost
     ---------------------------------                     Director
             Donald L. Frost


         /s/ James A. Goethals
     ---------------------------------                     Director
             James A. Goethals


          /s/ Gary J. Malloy
     ---------------------------------                     Director
              Gary J. Malloy


          /s/ Philip G. Ward
     ---------------------------------                     Director
              Philip G. Ward

         /s/ Brain P. Hoggatt
     ---------------------------------               Secretary and Treasurer
             Brian P. Hoggatt