Form 10-Q
period 2002-03-31
STURGIS BANCORP INC
filed 2002-05-14
CIK 1166362

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

STURGIS BANCORP, INC.

(Exact name of registrant as specified in its charter)

MICHIGAN
(State of incorporation or organization)

0-49613	38-3609814

(Commission File No.)	(I.R.S. Employer Identification No.)

113-125 E. Chicago Road, Sturgis, Michigan 49091

(Address of principal executive offices)

(616) 651-9345

(Issuer’s telephone number)

STURGIS BANCORP, INC. IS THE SUCCESSOR ISSUER TO STURGIS BANK &

TRUST COMPANY WHICH FILED ITS REPORTS WITH THE FDIC.

(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange of 1934 Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No        .

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002

Common Stock, $1.00 par value	2,986,334

Transitional Small Business Disclosure Format (check one);  Yes           No    X

STURGIS BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Throughout this Form 10-Q, Sturgis Bancorp, Inc. will be referred to as Bancorp and Sturgis Bank and Trust Company and its subsidiaries will be referred to as the Bank. Bancorp is a financial holding company under the Bank Holding Company Act of 1956, as amended. The Bank is a wholly owned subsidiary of Bancorp.

ITEM 1. FINANCIAL STATEMENTS

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and due from banks	$10,648,360	$10,629,027
Interest-bearing deposits in banks	27,286,421	15,042,616
Securities — Available-for-sale	1,526,567	259,735
Securities — Held-to-maturity	5,138,971	3,904,413
Federal Home Loan Bank stock, at cost	4,115,400	4,115,400
Loans held for sale	980,700	4,414,906
Loans, net	210,244,287	219,113,940
Real estate owned	485,648	451,173
Bank owned life insurance	6,091,726	6,002,959
Accrued interest receivable	1,686,808	1,724,681
Investment in limited partnership	219,580	224,080
Premises and equipment, net	6,352,063	6,370,160
Goodwill, net of accumulated amortization	5,109,419	5,109,419
Originated mortgage servicing rights	1,599,817	1,281,208
Other assets	1,106,124	1,145,555

Total assets	$282,591,891	$279,789,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts:
Noninterest-bearing	$9,937,226	$9,335,727
Interest-bearing	178,987,548	168,266,933
Borrowings from Federal Home Loan Bank	60,332,160	70,076,863
Deferred federal income taxes	262,917	248,333
Accrued interest payable	942,869	993,783
Other liabilities	4,227,031	2,370,699

Total liabilities	254,689,751	251,292,338
Stockholders’ equity:
Common stock — $1 par value: Authorized 4,000,000 shares Issued and outstanding — 2,986,334 shares at March 31, 2002 and 3,101,534 shares at December 31, 2001	2,986,334	3,101,534
Additional paid-in capital	19,503,847	20,435,912
Retained earnings	5,411,959	4,959,488

Total stockholders’ equity	27,902,140	28,496,934

Total liabilities and stockholders’ equity	$282,591,891	$279,789,272

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Interest income	$4,406,049	$5,046,848
Interest expense	2,134,949	2,799,226

Net interest income	2,271,100	2,247,622
Provision for loan losses	580,132	75,000

Net interest income after provision for loan losses	1,690,968	2,172,622
Noninterest income:
Service charges and other fees	369,100	420,056
Commission income	209,996	194,463
Mortgage banking activities	584,642	183,797
Trust fee income	157,538	145,245
Increase in cash surrender value of life insurance	88,767	—
Other income	4,669	8,155

Total noninterest income	1,414,712	951,716
Other expenses:
Salaries and employee benefits	1,115,583	1,051,476
Office occupancy and equipment	313,450	368,361
Deposit insurance premiums	8,155	8,628
Deposit account expenses	48,336	61,174
Service bureau expense	158,053	136,876
Professional fees and services	87,124	74,866
Amortization of intangibles	—	142,958
Other	424,096	433,886

Total other expenses	2,154,797	2,278,225
Income before provision for federal income tax	950,883	846,113
Provision for federal income tax	278,884	277,175

Net income	$671,999	$568,938

Basic earnings per share	$0.22	$0.18
Diluted earnings per share	$0.22	$0.18
Dividends declared per share	$0.07	$0.06

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31

	2002	2001

	(Unaudited)
OPERATING ACTIVITIES:
Net Income	671,999	568,938
Depreciation	147,022	182,667
Amortization of goodwill	—	142,959
Amort/accretion on securities	(12,788)	1,716
Gain on sale of loans	(285,705)	(73,484)
Proceeds from the sale of loans held for sale	26,221,116	8,422,225
Loans originated for sale	(22,501,205)	(9,266,741)
Loss on sale of fixed assets	—	77,074
Loss of equity of limited partnership	4,500	4,500
Income from bank owned life insurance	(88,767)	—
Provision for loan losses	580,132	75,000
Increase in accrued interest/other assets	(275,780)	(268,996)
Increase in other liabilities	1,644,657	1,215,348

NET CASH PROVIDED BY OPERATING ACTIVITIES:	6,105,181	1,081,206
INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(12,243,805)	(13,590,001)
Proceeds from maturities of securities held-to-maturity	85,000	150,000
Purchases of securities held-to-maturity	(1,400,000)	—
Principal reductions of mortgage-backed securities	93,230	59,864
Purchase of Federal Home Loan Bank stock	—	(617,900)
Purchases of available for sale securities	(1,269,253)	101,183
Net decrease in loans	8,289,521	974,536
Purchase of premises and equipment	(128,925)	(116,383)
Proceeds from sale of fixed assets	—	275,000

NET CASH USED IN INVESTING ACTIVITIES:	(6,574,232)	(12,763,701)
FINANCING
Net increase in demand, now and savings account deposits	12,180,247	3,660,372
Net increase in time deposits	(858,133)	817,919
Payments to FHLB	(19,744,703)	(11,103,505)
Advances from FHLB	10,000,000	16,000,000
Increase in advances for taxes and insurance	175,345	163,421
Stock redemption	(1,047,265)	—
Cash dividends	(217,107)	(186,092)

NET CASH PROVIDED BY FINANCING ACTIVITIES:	488,384	9,352,115

NET INCREASE (DECREASE) IN CASH	19,333	(2,330,380)
BALANCE BEGINNING OF PERIOD:	$10,629,027	$11,697,647

BALANCE END OF PERIOD:	$10,648,360	$9,367,267

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A: FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note B: ORGANIZATION AND ACCOUNTING POLICIES.

The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements of Sturgis Bancorp and subsidiaries (individually and collectively referred to as “Bancorp”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bancorp have been prepared in accordance with generally accepted accounting principles for interim financial information. Additionally, these financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim financial information statements presented herein should be read in conjunction with the financial statements included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 should not be considered indicative of the results for any future period or the year ending December 31, 2002.

Organization

Bancorp is chartered as a financial holding company. Bancorp’s primary asset is Sturgis Bank & Trust Company (“Bank”), a Michigan savings bank. The Bank, as a state-chartered stock savings bank and as a member of the Federal Home Loan Bank System (“FHLB”), is required to maintain an investment in the capital stock of the FHLB.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposit accounts within certain limitations. A premium is required by the FDIC for the insurance of such accounts.

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Principles of Consolidation

The consolidated financial statements include the accounts of Bancorp, the Bank and all wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

The allowance for loan losses is a material estimate that is particularly susceptible to change in the near term. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies could require Bancorp to recognize additions to the allowance or write-downs based on their judgment of information available to them at the time of their examination.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as “held to maturity” or “trading” are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date.

Loans

Substantially all of Bancorp’s loan activity is with customers located in southwestern and southcentral lower Michigan with a major concentration in single-family residential lending.

Generally, loans are collateralized by real estate. Bancorp expects loans to be repaid from cash flow or proceeds from the sale of selected assets of the borrower. Bancorp’s policy for requiring collateral is dependent upon management’s credit evaluation of the borrower.

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Interest on loans is accrued and credited to income based upon the principal amount outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest or when, in the opinion of management, full collection of principal or interest is unlikely. When a loan is in non-accrual status, interest income is recognized only to the extent of cash received and when the full collection of principal is not in doubt. Management may elect to continue the accrual of interest when the estimated fair value of collateral is sufficient to cover the principal balance and accrued interest.

Loan origination fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan yield over the contractual life of the loans. Amortization of deferred amounts is suspended when a loan becomes non-accrual.

Loans Held for Sale

The Bank sells a portion of its mortgage loan production into the secondary market. Loans held for sale are carried at the lower of cost or market until sold. Whenever loan cost exceeds market value on a net aggregate basis, a valuation allowance is recorded.

Allowance For Possible Loan Losses

The allowance for possible loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, and current economic conditions that may affect the borrower’s ability to pay.

Office Properties and Equipment

Office properties and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line method based on the estimated useful lives of the related assets.

Real Estate Owned

Real estate owned includes properties acquired through foreclosure proceedings or by acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at the lower of its cost (including unpaid accrued interest) or the estimated fair market value (as determined by recent appraisals) less estimated selling costs. Any write-down of the loan balance to estimated fair market value (less estimated selling costs) when the property is foreclosed is charged to the allowance for loan losses. Subsequent market write-downs, operating expenses and gains or losses on disposition of real estate owned are charged to current earnings.

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Investment In Limited Partnership

First Michiana Development Corporation, a wholly-owned subsidiary of the Bank, has an investment in a Michigan limited partnership, which is structured to generate low-income housing tax credits. The investment is accounted for using the equity method whereby Bancorp annually records its proportionate share of partnership losses as an adjustment to the carrying value of the investment.

Goodwill

Until adoption of FAS 142 in January of 2002, goodwill was amortized using accelerated methods over fifteen years. Beginning in January of 2002, the Bank no longer amortizes goodwill in accordance with FAS 142. On an ongoing basis, management assesses the recoverability of the goodwill. If an assessment of the goodwill indicates that its recoverability is impaired, a charge to expense is recorded for the amount of the impairment.

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. There was no valuation allowance associated with capitalized servicing rights at March 31, 2002 or December 31, 2001.

Federal Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Bancorp has qualified under provisions of the Internal Revenue Code, which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. Accordingly, retained earnings at March 31, 2002 includes approximately $918,000 for which no provision for federal income taxes has been made. Unrecognized deferred taxes on this amount is approximately $312,000. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rates.

Statement of Cash Flows

For the purposes of the consolidated statements of cash flows, Bancorp considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

	Three Months Ended		Year Ended
	March 31,		December 31,

	2002	2001	2001	2000

Supplemental cash flow information:
Cash paid during the periods for:
Interest	$2,185,863	$2,776,520	$10,436,770	$10,449,594
Income taxes	—	260,000	1,730,136	386,000
Noncash investing and financing activities:
Loans transferred to real estate owned	148,854	138,955	847,550	352,274
Tax benefit of stock options exercised	—	—	—	4,010

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Accordingly, for the three month period ended March 31, 2002 the weighted average number of common shares used in the computation of basic earnings per share was 3,066,356. The weighted average number of common shares for the three month period ended March 31, 2001 was 3,101,534, respectively.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options. For the three month period ended March 31, 2002 the weighted average number of common shares used in the computation of diluted earnings per share was 3,066,356. The weighted average number of common shares for the three month period ended March 31, 2001 was 3,101,534.

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Concluded.

Recent Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standard No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities was issued and became effective for fiscal years beginning after June 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The accounting for derivatives had no effect on Bancorp.

In June 2001, Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets was issued and is effective for fiscal years beginning after December 15, 2001. Under FAS 142, identifiable intangible assets that meet certain criteria will continue to be amortized over their estimated useful lives. However, goodwill and non-identifiable intangible assets will no longer be amortized. Instead, these assets will be evaluated for impairment on an annual basis. If an asset is deemed to be impaired, the asset will be written down through an adjustment to current earnings. As a result of adopting FAS 142, Bancorp will no longer be amortizing goodwill.

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note C: LOANS RECEIVABLE, NET.

A summary of the balances of loans follows:

	March 31,	December 31,
	2002	2001

	(Unaudited)
Mortgage loans on real estate:
Residential 1-4 family	$144,277,702	$151,766,803
Commercial	36,025,454	34,872,863
Construction loans — residential	3,993,774	7,931,916
Construction loans — commercial	420,636	440,000

	184,717,566	195,011,582
Commercial nonmortgage loans	13,337,522	12,906,602
Consumer and installment loans:
Loans secured by deposits	514,179	571,739
Other consumer and installment	13,891,489	15,299,376

	14,405,668	15,871,115

Subtotal	212,460,756	223,789,299
Less:
Allowance for possible loan losses	1,507,705	1,300,000
Unearned interest	23,482	26,013
Undisbursed portion of loans in process	674,535	3,257,555
Deferred loan fees	10,747	91,791

Loans receivable, net	$210,244,287	$219,113,940

Note D: DEPOSITS.

Interest-bearing deposits are summarized as follows:

	March 31,	December 31,
	2002	2001

	(Unaudited)
Passbook and statement savings	$39,610,753	$38,075,301
NOW accounts	59,450,217	49,406,921
Time:
$100,000 and over	14,328,464	15,096,975
Under $100,000	65,598,114	65,687,736

Total interest-bearing deposits	$178,987,548	$168,266,933

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note E: ADVANCES FROM FEDERAL HOME LOAN BANK.

Advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) are collateralized by FHLB stock, all non-employee residential mortgage loans, certain U.S. Treasury and agency securities and mortgage-backed securities issued or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association. Bancorp had no short-term advances at March 31, 2002. Total short-term advances, including advances under a separate line of credit with the FHLB, consisted of approximately $6,000,000 at December 31, 2001 at an interest rate of 5.12% with an average balance for the year of approximately $9,468,255 and an average interest rate of 5%.

In addition to advances received under a master “Advances, Pledge and Security Agreement” with the FHLB, the Bank also has an available line of credit with the FHLB that provides for additional funds of up to $5,000,000 at March 31, 2002 and expires in March, 2003. Advances outstanding under the line of credit bear interest at a rate of approximately 50 basis points over the rate paid by the FHLB on their time deposits (an effective rate of 2.15% and 1.82% at March 31, 2002 and December 31, 2001, respectively).

Bancorp had $60,332,160 and $64,076,863 in long-term advances from FHLB at March 31, 2002 and December 31, 2001, respectively. Interest rates range from 4.20% to 7.34% with maturities ranging from June 2002 to February 2012.

Annual principal payments of FHLB long-term advances are as follows:

Twelve Months Ending
March 31,	Amount

2003	$6,187,907
2004	6,838,079
2005	2,960,102
2006	3,346,072
2007	—
2008 and thereafter	41,000,000

Total	$60,332,160

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited),
Concluded

Note F: CASH DIVIDENDS

Bancorp paid a cash dividend of $.07 per share on its issued and outstanding common stock on March 29, 2002 to shareholders of record as of February 28, 2002. Total dividends paid on March 29, 2002 were $217,107.

Note G: PURCHASE OF MCKILLEN FINANCIAL SERVICES

In January 2000, Oakleaf Financial Service, Inc. (a wholly-owned subsidiary of the Bank), previously SFB Agency, acquired McKillen Financial Services in a business combination accounted for as a purchase. McKillen Financial Services is primarily engaged in providing investment advisory services. The total cost of the acquisition was $475,000, which, since no tangible assets were purchased, has been allocated to goodwill.

Note H: EMPLOYEE BENEFIT PLANS

The Bank has a Defined Contribution Plan and Trust/401(k). The plan permits eligible employees to contribute a percentage of their compensation with the Bank contributing 25% of the employee’s pre-tax contribution, not to exceed 10% of the employee’s total compensation, as defined in the agreement. The plan also permits the Bank to make discretionary contributions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains statements that constitute forward-looking statements. These statements appear in several places in this report and include statements regarding intent, belief, outlook, objectives, efforts, estimates or expectations of Bancorp, primarily with respect to future events and the future financial performance of the Bancorp. Any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statement. Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; government and regulatory policy changes; the outcome of any pending and future litigation and contingencies; trends in consumer behavior and ability to repay loans; and changes of the world, national and local economies. The Bancorp undertakes no obligation to update, amend or clarify forward-looking statements as a result of new information, future events, or otherwise.

Financial Condition

     Assets. Bancorp’s total assets at March 31, 2002 were $282.6 million compared to $279.8 million at December 31, 2001, an increase of $2.8 million or 1.0%.

     Loans held for sale. The decrease of $3.4 million in loans held for sale from December 31, 2001 to March 31, 2002 is due the slower pace of loan sale activity on those dates. Loans held for sale typically are sold within two weeks of origination.

     Loans. Bancorp’s net loans decreased to $210.2 million at March 31, 2002 from $219.1 million at December 31, 2001. This decrease was due to unusually high mortgage loan refinances. Adjustable-rate mortgage loans were refinanced into fixed-rate mortgages to lock in low rates. Bancorp sells long-term, fixed-rate, residential mortgages in the secondary market, so the net loans decreased. The composition of Bancorp’s loan portfolio continued to shift from residential mortgages to commercial mortgages. The commercial mortgage portfolio increased to $36.0 million, or 17.0% of gross loans, at March 31, 2002, compared to $34.9 million, or 15.6% of gross loans, at December 31, 2001. During the first three months of 2002 and 2001, Bancorp sold residential originations of fixed-rate mortgages with terms of 10 years or greater from its portfolio into the secondary market. The demand for fixed-rate mortgage loans was higher in 2002 than 2001 due to lower interest rates during the three months ended March 31, 2002. The proceeds from the sale of loans (fixed-rate, residential mortgages) were $26.2 million and $8.4 million for the three months ended March 31, 2002 and 2001, respectively. The mortgage loans originated for sale ($22.5 million during the three months ended March 31, 2002 and $9.3 million during the three months ended March 31, 2001) were primarily funded by the secondary mortgage market sales. Management does not anticipate heavy refinance and sale activity to continue throughout the remainder of 2002. At March 31, 2002, outstanding loan commitments were $8.7 million and $13.4 million on fixed and variable-rate loans, respectively. The Bank will fund these loan commitments with interest-bearing deposits, other short-term investments, maturing assets, and additional FHLB borrowings, if needed. The decision to sell fixed-rate mortgages with original maturities of 10 years or greater protects Bancorp from the interest rate risk inherent in holding these longer fixed-rate loans and provides a source of liquidity to fund loan demand.

     Mortgage loans serviced for others increased by $17.3 million to $150.4 million at March 31, 2002 from $133.1 million at December 31, 2001. The entire servicing portfolio consists of loans originated by the Bank and sold in the secondary mortgage market with servicing retained by Bancorp. Bancorp has not purchased any mortgage servicing rights.

     Interest-bearing Deposits in Banks. Interest-bearing deposits in banks were $27.3 million at March 31, 2002, compared to $15.0 million at December 31, 2001, an increase of $12.3 million. During the three months ended March 31, 2002, the strong refinancing (caused by lower residential mortgage rates) provided funds for increased overnight investments at FHLB. In addition, Bancorp invested in $100,000 certificates of deposit in several domestic financial institutions. These certificates of deposit were funded with increases in deposit accounts and other maturing investments.

     Securities Available-for-sale. Securities available-for-sale were $1.5 million at March 31, 2002, compared to $259,735 at December 31, 2001, an increase of $1.2 million. This increase is primarily due to Bancorp’s purchase of shares in a mutual fund investing in adjustable-rate mortgages.

     Securities Held-to-Maturity. Investment securities consisting of U.S. Treasury and agency securities, municipal obligations, and mortgage-backed securities were $5.1 million at March 31, 2002 compared to $3.9 million at December 31, 2001, an increase of $1.2 million. This increase was due to the purchase of municipal securities.

     Goodwill, net of Accumulated Amortization. Goodwill, net of accumulated amortization was $5.1 million at March 31, 2002 and at December 31, 2001. Because the Bank adopted FAS 142 effective January 2002, the Bank recognized no amortization expense for the three months ended March 31, 2002. The Bank recorded amortization expense of $142,959 for the three months ended March 31, 2001.

     Deposit and Borrowed Funds. Deposits were $188.9 million at March 31, 2002 compared to $177.6 million at December 31, 2001, an increase of $11.3 million or 6.4%. The increase is primarily in interest-bearing checking accounts, which include municipal accounts. Municipal account balances typically increase during the first three months of the year due to tax collections.

     The Bank has an available line of credit with FHLB, which provides for advances up to $5.0 million and matures on March 1, 2003. All borrowings from FHLB are collateralized by FHLB stock and substantially all mortgage loans. There were no advance on the line of credit at March 31, 2002 or December 31, 2001.

     Long-term advances were $60.3 million at March 31, 2002 compared to $64.1 million at December 31, 2001 a decrease of $3.8 million. Bancorp had no short-term advances at March 31, 2002, compared to $6.0 million at December 31, 2001.

     The Bank’s certificates of deposit decreased from $80.8 million at December 31, 2001 to $79.9 million at March 31, 2002. Bancorp has been replacing its certificates of deposit with borrowings from FHLB, as needed. The Bank will continue to manage the rates offered on its time deposits and use borrowed funds when that strategy enhances net interest income.

Liquidity

     Bancorp maintains certain levels of liquid assets (the most liquid of which are cash and cash equivalents and investment securities) in order to meet demands from loan commitments, savings withdrawals and other obligations. Bancorp manages liquidity by maintaining a portion of its liquid assets in overnight accounts and by keeping various maturities in its portfolio of investment securities. The primary sources of liquidity are loan repayments and sales, maturing investments, deposit accounts, and FHLB borrowings.

     Cash flow changes from the three months ended March 31, 2001 to March 31, 2002 are primarily due to the stronger mortgage banking activities. The $5.0 million increase in cash provided by operating activities is in loan sales and loans originated for sale. The $7.3 million decrease in cash used in investing activities is due to loan refinances. The $8.7 million decrease in cash provided by financing activities is due to the use of deposit growth and loan refinances to decrease borrowings from FHLB.

     Bancorp’s liquidity ratio (liquid assets to net withdrawable deposits plus short-term borrowings) was 20.69% at March 31, 2002 and 12.97% at December 31, 2001.

Capital Resources

     The stockholders’ equity of Bancorp was $27.9 million at March 31, 2002 compared to $28.5 million at December 31, 2001, a decrease of $594,794 or 2.1%. During January 2002, the Board of Bancorp approved a program to repurchase up to 10 percent of Bancorp’s issued and outstanding common stock in the open market and in privately negotiated transactions. Through April 22, 2002, Bancorp has redeemed 131,470 shares at a total redemption price of approximately $1.2 million. The program authorizes purchases of an additional 178,683 shares at market prices. If purchased at the closing price of March 31, 2002, the additional repurchase would be approximately $1.6 million.

     The Federal Reserve Board (“FRB”) has adopted risk-based capital guidelines applicable to Bancorp. These guidelines require that financial holding companies, such as Bancorp, maintain capital commensurate with both on and off balance sheet credit risks of their operations. Under the guidelines, a financial holding company must have a minimum ratio of total capital to risk-weighted assets of 8.0%.

     In addition, a financial holding company must maintain a minimum ratio of Tier 1 capital equal to 4.0% of risk-weighted assets. Tier 1 capital includes common stockholders equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries less goodwill.

     As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets, less goodwill, of 3% for the most highly rated financial holding companies. All other financial holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4%-5%, depending on the particular circumstances and risk profile of the institution.

     The following table summarizes Bancorp’s capital ratios:

		March 31, 2002	December 31, 2001

Equity to assets		9.9%	10.2%
Tier 1 leverage		8.5%	8.6%
Risk-based:	Tier 1 Capital	12.3%	12.6%
	Total Capital	13.1%	13.3%

Results of Operations

     Bancorp reported net income of $671,999 or $0.22 per share for the three months ended March 31, 2002 compared to net income of $568,938 or $0.18 per share for the three months ended March 31, 2001.

Net Interest Income

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. Net interest income increased $23,478 to $2.3 million from $2.2 million. This small change, approximately 1%, indicates the success of Management’s Asset/Liability program. Bancorp was able to maintain relatively stable net interest income despite several interest rate reductions throughout 2001.

Provision for Loan Losses

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. The provision for loan losses was $580,132 for the quarter ended March 31, 2002 and $75,000 for the quarter ended March 31, 2001. The increase is due to the depressed economy which has increased past due and classified loans, and Bancorp’s gradually changing portfolio to include more commercial loans. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

Noninterest Income

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. Noninterest income was $1.4 million for the three months ended March 31, 2002 compared to $1.0 million for the three months ended March 31, 2001, an increase of $462,994 or 48.6%. The major component of this increase was mortgage banking activities, net of amortization of originated mortgage servicing rights. Income from mortgage banking activities (net) was $584,642 for the three months ended March 31, 2002 and $183,797 for the three months ended March 31, 2001. This increase is due to the increase in loan sales, caused by the lower interest rates on fixed-rate residential mortgages. Management does not anticipate the heavy refinance and sale activity to continue throughout the remainder of 2002.

Noninterest Expense

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. Noninterest expense was $2.2 million for the three months ended March 31, 2002 compared to $2.3 million for the three months ended March 31, 2001, a decrease of $123,428. The primary component of this decrease was amortization of intangibles. Amortization expense was not recognized in 2002, due to adoption of FAS 142. Amortization expense for the three months ended March 31, 2001 was $142,959. The largest component of noninterest expense is salaries and employee benefits. The increase of $64,107 in salaries and employee benefits is due to salary adjustments and cost of living increases, which took effect January 2002.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information concerning quantitative and qualitative disclosures about market risk contained under the captions “Asset/Liability Management” and “Effect of Interest Rate Fluctuations” on pages 13 through 17 (inclusive) of Sturgis Bank & Trust’s Annual Report to Shareholders for the year ended December 31, 2001 is herein incorporated by reference. Such Annual Report was previously filed as Exhibit 13.1 to Sturgis Bank & Trust’s Annual Report on Form 10-K for the year ended December 31, 2001. This Form 10-K was filed by Sturgis Bancorp, Inc. as the successor issuer to Sturgis Bank & Trust Company pursuant to paragraph (g) of Rule 12g-3 under the Securities Exchange Act of 1934.

Copies of the Bank’s filings with the FDIC under the Securities Exchange Act of 1934 can be obtained from Sturgis Bank & Trust Company by contacting Leonard L. Eishen at Sturgis Bank & Trust Company, 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (616) 651-9345 or, for a nominal fee, from Ms. Marcia Fields at the FDIC, telephone number (202) 898-8913 or fax number (202) 898-3909. Filings of Bancorp can be obtained from Bancorp by contacting Leonard L. Eishen at Sturgis Bancorp, Inc., 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (616) 651-9345 or through the Securities and Exchange Commission Edgar System at www.sec.gov.

Asset/Liability Management

     The primary component of Bancorp’s earnings is net interest income. Bancorp’s asset/liability management strategy is to maximize net interest income over time by reducing the impact of fluctuating interest rates. This is accomplished by matching the mix and maturities of its assets and liabilities. At the same time Bancorp’s asset/liability strategies for managing interest rate risk must also accommodate customer demands for particular types of deposit and loan products. Bancorp uses various asset/liability management techniques in an attempt to maintain a profitable mix of financial assets and liabilities, provide deposit and loan products that meet the needs of its market area, and maintain control over interest rate risk resulting from changes in interest rates.

     Strategies employed by Bancorp to manage the rate sensitivity of its assets include origination of adjustable rate mortgage and consumer loans and purchase of adjustable rate and short-term fixed rate investments. Bancorp also attempts to reduce the rate sensitivity of its liabilities by emphasizing core deposits, which are less sensitive to changes in interest rates, attracting longer term certificates of deposits when the market permits, and using long term Federal Home Loan Bancorp advances when such rates are competitive. Management will continue to monitor the impact of its borrowings and lending policies on Bancorp’s sensitivity to interest rate fluctuations.

     Bancorp faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. Bancorp manages this risk with static GAP analysis and simulation modeling. Throughout the first three months of 2002, the results of these measurement techniques were within Bancorp’s policy guidelines. Bancorp does not believe that there have been material changes in the nature of Bancorp’s primary market risk exposures, including the categories of market risk to which Bancorp is exposed and the particular markets that present the primary risk of loss to Bancorp. As of the date of this Form 10-Q Quarterly Report, Bancorp does not know of or expect any material change in the general nature of its primary market risk exposure in the near term.

     The methods by which Bancorp manages its primary market risk exposures, as described in the sections of its annual report incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this Form 10-Q Quarterly Report, Bancorp does not expect to change those methods in the near term. However, Bancorp may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

     Bancorp’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships in the future will be primarily determined by market factors, which are outside of Bancorp’s control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned “Forward Looking Statements” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q Quarterly Report for a discussion of the limitations on Bancorp’s responsibility for such statements.

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings other than the ordinary routine proceedings of Bancorp.

     ITEM 2. CHANGES IN SECURITIES

The information contained in the section captioned “Market Information” in the 2001 Annual Report to Stockholders is incorporated herein by reference. Such Annual Report was previously filed as Exhibit 13.1 to Sturgis Bank & Trust’s Annual Report on Form 10-K for the year ended December 31, 2001. This Form 10-K was filed by Sturgis Bancorp, Inc. as the successor issuer to Sturgis Bank & Trust Company pursuant to paragraph (g) of Rule 12g-3 under the Securities Exchange Act of 1934. In addition to the information incorporated by reference, there have been no sales of unregistered securities by Bancorp during the three months ended March 31, 2002.

     ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

During the first quarter of 2002, there was one report filed on Form 8-K, on February 4, 2002, announcing the deemed registration of the Bancorp stock under Section 12(g) of the Securities Exchange Act of 1934 pursuant to Rule 12g-3(a).

(c)  Exhibit Listing

Exhibit Number	Description
2.1	Plan of Reorganization and Merger Agreement (1)

2.2	Consolidation Agreement (1)

3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)

3.2	Bylaws of Sturgis Bancorp, Inc. (1)

10.1	Sturgis Federal Savings Bank Non-Employee Director Stock Option Plan (2)

10.2	Sturgis Federal Savings Bank Director Stock Option Plan (2)

10.3	Sturgis Federal Savings Bank Employee Stock Option Plan (3)

10.4	Employment Agreement with Leonard L. Eishen (4)

10.5	Employment Agreement with Eric L. Eishen (4)

10.6	Employment Agreement with Brian P. Hoggatt (4)

10.7	Employment Agreement with David E. Watters (4)

10.8	Employment Agreement with Ronald W. Scheske (4)

13.1	Annual Report to Stockholders (5)

21	Subsidiaries of Registrant (5)

23	Consents of Independent Auditors (5)

(1)	Incorporated by reference to the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.
(2)	Incorporated by reference to 1994 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.
(3)	Incorporated by reference to 1995 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.
(4)	Incorporated by reference to Form 10-Q for Sturgis Bank & Trust Company for the quarter ended June 30, 2001.
(5)	Incorporated by reference to 2001 Form 10-K for Sturgis Bancorp, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURGIS BANCORP, INC. (Registrant)

Date	May 13, 2002	Leonard L. Eishen, President and Chief Executive Officer

Date	May 13, 2002	Brian P. Hoggatt, Secretary/Treasurer