Form 10-Q
period 2002-06-30
STURGIS BANCORP INC
filed 2002-08-14
CIK 1166362

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

STURGIS BANCORP, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN
(State of incorporation or organization)

0-49613	38-3609814
(Commission File No.)	(I.R.S. Employer Identification No.)

113-125 E. Chicago Road, Sturgis, Michigan 49091
(Address of principal executive offices)

(269) 651-9345
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange of 1934 Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2002

Common Stock, $1.00 par value	2,950,064

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

STURGIS BANCORP, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements:

Condensed Consolidated Statements	4
of Financial Condition-June 30, 2002 (Unaudited) and December 31, 2001

Condensed Consolidated Statements	5
of Income—Three Months Ended June 30, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements	6
of Income-Six Months Ended June 30, 2002 and 2001 (Unaudited)

Condensed Consolidated Statements	7
of Cash Flows-Six Months Ended June 30, 2002 and 2001 (Unaudited)

Notes To Condensed Consolidated	8
Financial Statements

Item 2. Management’s Discussion and Analysis	17
of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures	24
about Market Risk

Part II. Other Information

Item 1. Legal Proceedings	26

Item 2. Changes in Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 6. Exhibits and Reports on Form 8-K	26
Signatures	28

PART I. FINANCIAL INFORMATION

Throughout this Form 10-Q, Sturgis Bancorp, Inc. will be referred to as Bancorp and Sturgis Bank and Trust Company and its subsidiaries will be referred to as the Bank. Bancorp is a financial holding company under the Bank Holding Company Act of 1956, as amended. The Bank is a wholly owned subsidiary of Bancorp.

ITEM 1. FINANCIAL STATEMENTS

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and due from banks	$10,088,983	$10,629,027
Interest-bearing deposits in banks	36,523,438	15,042,616
Securities — Available-for-sale	1,594,308	259,735
Securities — Held-to-maturity	12,861,818	3,904,413
Federal Home Loan Bank stock, at cost	4,115,400	4,115,400
Loans held for sale	611,136	4,414,906
Loans, net	211,979,401	219,113,940
Real estate owned	848,874	451,173
Bank owned life insurance	6,166,957	6,002,959
Accrued interest receivable	1,797,057	1,724,681
Investment in limited partnership	215,080	224,080
Premises and equipment, net	6,293,018	6,370,160
Goodwill, net of accumulated amortization	5,109,419	5,109,419
Other intangible assets	1,633,370	1,281,208
Other assets	1,122,744	1,145,555

Total assets	$300,961,003	$279,789,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts:
Noninterest-bearing	$10,689,588	$9,335,727
Interest-bearing	190,423,721	168,266,933
Borrowings from Federal Home Loan Bank	65,692,071	70,076,863
Deferred federal income taxes	277,500	248,333
Accrued interest payable	844,599	993,783
Other liabilities	4,999,820	2,370,699

Total liabilities	272,927,299	251,292,338

Stockholders’ equity:
Common stock — $1 par value: Authorized 4,000,000 shares Issued and outstanding - 2,958,764 shares at June 30, 2002 and 3,101,534 shares at December 31, 2001	2,958,764	3,101,534
Additional paid-in capital	19,261,725	20,435,912
Retained earnings	5,813,215	4,959,488

Total stockholders’ equity	28,033,704	28,496,934

Total liabilities and stockholders’ equity	$300,961,003	$279,789,272

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,

	2002	2001

	(Unaudited)
Interest income	$4,293,422	$5,184,735
Interest expense	2,038,574	2,752,812

Net interest income	2,254,848	2,431,923
Provision for loan losses	235,125	193,098

Net interest income after provision for loan losses	2,019,722	2,238,825
Noninterest income:
Service charges and other fees	372,278	408,037
Commission income	282,656	197,465
Mortgage banking activities	274,659	389,009
Trust fee income	93,239	140,702
Increase in cash surrender value of life insurance	75,231	—
Other income/(loss)	18,956	(4,336)

Total noninterest income	1,117,019	1,130,877
Other expenses:
Salaries and employee benefits	1,182,377	1,025,914
Office occupancy and equipment	313,851	385,588
Deposit insurance premiums	7,861	8,193
Deposit account expenses	46,267	56,265
Service bureau expense	157,206	134,770
Professional fees and services	113,012	65,014
Amortization of intangibles	—	143,733
Other	470,498	379,654

Total other expenses	2,291,072	2,199,131
Income before provision for federal income tax	845,670	1,170,571
Provision for federal income tax	239,385	386,604

Net income	$606,285	$783,967

Basic earnings per share	$0.20	$0.25
Diluted earnings per share	$0.20	$0.25
Dividends declared per share	$0.07	$0.06

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
Interest income	$8,699,471	$10,231,582
Interest expense	4,173,523	5,552,037

Net interest income	4,525,948	4,679,545
Provision for loan losses	815,257	268,098

Net interest income after provision for loan losses	3,710,691	4,411,447
Noninterest income:
Service charges and other fees	741,378	828,092
Commission income	492,652	391,928
Mortgage banking activities	859,301	572,806
Trust fee income	250,777	285,947
Increase in cash surrender value of life insurance	163,998	—
Other income/(loss)	23,625	3,820

Total noninterest income	2,531,731	2,082,593
Other expenses:
Salaries and employee benefits	2,297,960	2,077,390
Office occupancy and equipment	627,301	753,949
Deposit insurance premiums	16,016	16,820
Deposit account expenses	94,603	117,438
Service bureau expense	315,259	271,646
Professional fees and services	200,136	139,882
Amortization of intangibles	—	286,692
Other	894,594	813,539

Total other expenses	4,445,869	4,477,356
Income before provision for federal income tax	1,796,553	2,016,684
Provision for federal income tax	518,269	663,779

Net income	$1,278,284	$1,352,905

Basic earnings per share	$0.42	$0.44
Diluted earnings per share	$0.42	$0.44
Dividends declared per share	$0.14	$0.12

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30

	2002	2001

	(Unaudited)
OPERATING ACTIVITIES:
Net Income	1,278,284	1,352,905
Depreciation	294,484	353,228
Amortization of goodwill	—	286,692
Amort/accretion on securities	13,574	(447)
Gain on sale of loans	(429,214)	(262,053)
Proceeds from the sale of loans held for sale	38,289,024	29,877,124
Loans originated for sale	(34,056,040)	(31,535,620)
Loss on sale of fixed assets	—	75,818
Loss of equity of limited partnership	9,000	9,000
Income from bank owned life insurance	(163,998)	—
Provision for loan losses	815,287	268,098
Increase in accrued interest/other assets	(799,428)	(490,002)
Increase in other liabilities	2,135,126	3,295,928

NET CASH PROVIDED BY OPERATING ACTIVITIES:	7,386,099	3,230,671
INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(21,480,822)	(5,719,988)
Proceeds from maturities of securities held-to-maturity	1,105,000	4,585,000
Purchases of securities held-to-maturity	(10,213,698)	(1,425,000)
Principal reductions of mortgage-backed securities	137,719	114,872
Purchase of Federal Home Loan Bank stock	—	(617,900)
Purchases of available for sale securities	(1,334,573)	(16,971,600)
Net decrease in loans	6,319,252	4,246,272
Purchase of premises and equipment	(217,342)	(149,843)
Proceeds from sale of fixed assets	—	275,000

NET CASH USED IN INVESTING ACTIVITIES:	(25,684,464)	(15,663,187)
FINANCING
Net increase in demand, now and savings account deposits	4,613,937	4,373,782
Net increase in time deposits	18,896,712	2,754,075
Payments to FHLB	(20,401,560)	(12,049,706)
Advances from FHLB	16,016,768	16,000,000
Increase in advances for taxes and insurance	373,978	455,772
Stock redemption	(1,316,846)	—
Cash dividends	(424,668)	(372,184)

NET CASH PROVIDED BY FINANCING ACTIVITIES:	17,758,321	11,161,739

NET INCREASE (DECREASE) IN CASH	(540,044)	(1,270,777)
BALANCE BEGINNING OF PERIOD:	$10,629,027	$11,697,647

BALANCE END OF PERIOD:	$10,088,983	$10,426,870

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A: FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Real Estate Owned

Real estate owned includes properties acquired through foreclosure proceedings or by acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at the lower of its cost or the estimated fair market value (as determined by recent appraisals) less estimated selling costs. Any write-down of the loan balance to estimated fair market value (less estimated selling costs) when the property is foreclosed is charged to the allowance for loan losses. Subsequent market write-downs, operating expenses and gains or losses on disposition of real estate owned are charged to current earnings.

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

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. There was no valuation allowance associated with capitalized servicing rights at June 30, 2002 or December 31, 2001.

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

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Bancorp has qualified under provisions of the Internal Revenue Code, which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. Accordingly, retained earnings at June 30, 2002 includes approximately $918,000 for which no provision for federal income taxes has been made. Unrecognized deferred taxes on this amount is approximately $312,000. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rates.

Statement of Cash Flows

For the purposes of the consolidated statements of cash flows, Bancorp considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

	Six Months Ended
	June 30,

	2002	2001

Supplemental cash flow information:
Cash paid during the periods for:
Interest	$4,322,707	$5,576,411
Income taxes	520,071	820,000
Noncash investing and financing activities:
Loans transferred to real estate owned	504,812	460,755
Tax benefit of stock options exercised	—	—

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Accordingly, for the three and six month periods ended June 30, 2002 the weighted average number of common shares used in the computation of basic earnings per share was 2,968,462 and 3,017,311, respectively. The weighted average number of common shares for the three and six month periods ended June 30, 2001 was 3,101,534.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options. For the three and six month periods ended June 30, 2002 the weighted average number of common shares used in the computation of diluted earnings per share was 2,970,732 and 3,018,640, respectively. The weighted average number of common shares for the three and six month periods ended June 30, 2001 was 3,101,534.

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

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note C: LOANS RECEIVABLE, NET.

A summary of the balances of loans follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Mortgage loans on real estate:
Residential 1-4 family	$142,596,743	$151,766,803
Commercial	39,256,022	34,872,863
Construction loans — residential	7,127,140	7,931,916
Construction loans — commercial	330,000	440,000

	189,309,905	195,011,582
Commercial nonmortgage loans	13,386,810	12,906,602
Consumer and installment loans:
Loans secured by deposits	510,003	571,739
Other consumer and installment	13,171,214	15,299,376

	13,681,217	15,871,115

Subtotal	216,377,932	223,789,299
Less:
Allowance for possible loan losses	1,715,410	1,300,000
Unearned interest	21,720	26,013
Undisbursed portion of loans in process	2,680,410	3,257,555
Deferred loan fees	(27,009)	91,791

Loans receivable, net	$211,979,401	$219,113,940

Note D: DEPOSITS.

Interest-bearing deposits are summarized as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)
Passbook and statement savings	$39,944,140	$38,075,301
NOW accounts	50,798,158	49,406,921
Time:
$100,000 and over	32,015,043	15,096,975
Under $100,000	67,666,380	65,687,736

Total interest-bearing deposits	$190,423,721	$168,266,933

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued.

Note E: ADVANCES FROM FEDERAL HOME LOAN BANK.

Advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) are collateralized by FHLB stock, all non-employee residential mortgage loans, certain U.S. Treasury and agency securities and mortgage-backed securities issued or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association. Bancorp had $6,016,768 in short-term advances, including advances under a separate line of credit with the FHLB at June 30, 2002 at an interest rate of 2.22%. Total short-term advances, including advances under a separate line of credit with the FHLB, consisted of approximately $6,000,000 at December 31, 2001 at an interest rate of 5.12% with an average balance for the year of approximately $9,468,255 and an average interest rate of 5%.

In addition to advances received under a master “Advances, Pledge and Security Agreement” with the FHLB, the Bank also has an available line of credit with the FHLB that provides for additional funds of up to $5,000,000 at June 30, 2002 and expires in March, 2003. Advances outstanding under the line of credit bear interest at a rate of approximately 50 basis points over the rate paid by the FHLB on their time deposits (an effective rate of 2.22% and 1.82% at June 30, 2002 and December 31, 2001, respectively).

Bancorp had $59,675,303 and $64,076,863 in long-term advances from FHLB at June 30, 2002 and December 31, 2001, respectively. Interest rates range from 4.20% to 7.34% with maturities ranging from October 2002 to February 2012.

Annual principal payments of FHLB long-term advances are as follows:

Twelve Months Ending
June 30,	Amount

2003	$5,643,280
2004	7,128,740
2005	2,557,211
2006	3,346,072
2007	—
2008 and thereafter	41,000,000

Total	$59,675,303

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited),
Concluded

Note F: CASH DIVIDENDS

Bancorp paid a cash dividend of $.07 per share on its issued and outstanding common stock on June 17, 2002 to shareholders of record of May 17, 2002. Total dividends paid on June 17, 2002 were $207,562.

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

Financial Condition

     Assets. Bancorp’s total assets at June 30, 2002 were $301.0 million compared to $279.8 million at December 31, 2001, an increase of $21.2 million or 7.6%.

     Loans held for sale. The decrease of $3.8 million in loans held for sale from December 31, 2001 to June 30, 2002 is due the slower pace of loan sale activity on those dates. Loans held for sale typically are sold within two weeks of origination.

     Loans. Bancorp’s net loans decreased to $212.0 million at June 30, 2002 from $219.1 million at December 31, 2001. This decrease was due to unusually high mortgage loan refinances. Adjustable-rate mortgage loans were refinanced into fixed-rate mortgages to lock in low rates. Bancorp sells long-term, fixed-rate, residential mortgages in the secondary market, so the net loans decreased. The composition of Bancorp’s loan portfolio continued to shift from residential mortgages to commercial mortgages. The commercial mortgage portfolio increased to $39.3 million, or 18.4% of gross loans, at June 30, 2002, compared to $34.9 million, or 15.6% of gross loans, at December 31, 2001. During the first six months of 2002 and 2001, Bancorp sold residential originations of fixed-rate mortgages with terms of 10 years or greater into the secondary market. The demand for fixed-rate mortgage loans was higher in 2002 than 2001 due to lower interest rates. The proceeds from the sale of loans (fixed-rate, residential mortgages) were $38.3 million and $29.9 million for the six months ended June 30, 2002 and 2001, respectively. The mortgage loans originated for sale ($34.1 million during the six months ended June 30, 2002 and $31.5 million during the six months ended June 30, 2001) were primarily funded by the secondary mortgage market sales. Management does not anticipate heavy refinance and sale activity to continue throughout the remainder of 2002. At June 30, 2002, total outstanding loan commitments were $15.6 million and $16.4 million on fixed and variable-rate loans, respectively. The Bank will fund these loan commitments with interest-bearing deposits, other short-term investments, maturing assets, and additional FHLB borrowings, if needed. The decision to sell fixed-rate mortgages with original maturities of 10 years or greater protects Bancorp from the interest rate risk inherent in holding these longer fixed-rate loans and provides a source of liquidity to fund loan demand.

     Mortgage loans serviced for others increased by $21.7 million to $156.5 million at June 30, 2002 from $134.8 million at December 31, 2001. The entire servicing portfolio consists of loans originated by the Bank and sold in the secondary mortgage market with servicing retained by Bancorp. Bancorp has not purchased any mortgage servicing rights.

     Allowance for loan losses. The Bank makes provisions for loan losses in accordance with the changes in the credit risk of the loan portfolio. The provisions are based on the historic loss experience of the Bank, adjusted for the increasing credit risk inherent in the growing commercial loan portfolio. The Bank makes general provisions by loan category; residential mortgages, nonresidential mortgages, commercial loans, home equity loans, second mortgages, consumer loans and deposit account loans. Commercial loans and nonresidential mortgages are graded on an 8-point scale, based on the credit quality. Loan grades are reviewed at least annually. The grade of the loan determines the allowance for losses. Loans graded 6 or higher are reviewed for specific reserves, determined by management’s assessment of risk.

     The Bank maintains general reserves against possible loan losses, calculated as a percentage of total loans based on historic loss experience. The following table provides an analysis of the allowance for loan losses:

	Six Months	For the year ended December 31,
	Ended
	June 30, 2002	2001	2000	1999

Balance at the beginning of the period	1,300,000	$803,744	$730,000	$686,896
Charge-offs:
Real estate — construction	—	—	—	—
Real estate — mortgage	(275,728)	(269,130)	(626,377)	(15,000)
Commercial and Installment loans	(163,588)	(338,087)	(212,123)	(127,890)

Total charge-offs	(439,316)	(607,217)	(838,500)	(142,890)
Recoveries:
Real estate — construction	—	—	—	—
Real estate — mortgage	—	21,344	563,235	3,000
Commercial and Installment loans	39,470	25,935	40,009	78,994

Total recoveries	39,470	47,279	603,244	81,994
Net charge-offs	(399,846)	(559,938)	(235,256)	(60,896)
Provision for loan losses	815,257	1,056,194	309,000	104,000

Balance at the end of the period	$1,715,411	$1,300,000	$803,744	$730,000

Ratio of net charge-offs during the period to average loans outstanding during the period	0.18%	0.25%	0.11%	0.03%
Allowance for loan losses to total loans	0.81%	0.58%	0.36%	0.35%
Nonperforming assets to total assets	1.74%	1.55%	0.86%	0.80%
Allowance for loan losses to nonperforming assets	32.75%	29.91%	34.50%	36.50%

     The following table shows the allocation of the allowance for loan losses at the dates indicated by loan type:

	June 30, 2002		December 31, 2001		December 31, 2000		December 31, 1999

		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each
		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Real estate — construction	61,569	3.52%	34,737	2.33%	23,871	1.74%	—	2.36%
Real estate — mortgage	892,474	85.79%	762,112	84.53%	373,397	84.22%	360,518	84.07%
Other loans	761,368	10.69%	503,150	13.13%	406,476	14.04%	369,482	13.57%

Total allowance for loan losses	$1,715,411	100.00%	$1,300,000	100.00%	$803,744	100.00%	$730,000	100.00%

     Loans in nonaccrual status at June 30, 2002 consisted of residential and commercial real estate loans, for which foreclosure has begun or full collection of the loan is questionable. The following table presents the aggregate amount of troubled loan categories as of the end of the period indicated:

		At December 31,
	Six Months Ended
	June 30, 2002	2001	2000	1999

Past due - 90 days or greater	1,535,310	$1,073,625	$1,314,288	$1,142,680
Nonaccrual loans	2,854,291	2,821,965	911,610	487,574
Real estate owned	848,874	451,173	103,500	369,952

Total nonperforming assets	5,238,475	4,346,763	2,329,398	2,000,206
Restructured assets	852,564	1,381,920	1,030,858	514,746

Total troubled assets	$6,091,040	$5,728,683	$3,360,256	$2,514,952

Ratio of troubled assets to total loans	2.87%	2.61%	1.50%	1.22%

Ratio of troubled assets to total assets	2.02%	2.05%	1.24%	1.00%

     Interest-bearing Deposits in Banks. Interest-bearing deposits in banks were $36.5 million at June 30, 2002, compared to $15.0 million at December 31, 2001, an increase of $21.5 million. During the six months ended June 30, 2002, the strong refinancing (caused by lower residential mortgage rates) provided funds for increased overnight investments at FHLB. In addition, Bancorp invested in $100,000 certificates of deposit in domestic financial institutions. These certificates of deposit were primarily funded with increases in deposit accounts.

     Securities Available-for-sale. Securities available-for-sale were $1.6 million at June 30, 2002, compared to $259,735 at December 31, 2001, an increase of $1.3 million. This increase is primarily due to Bancorp’s purchase of shares in a mutual fund investing in adjustable-rate mortgages.

     Securities Held-to-Maturity. Investment securities consisting of U.S. Treasury and agency securities, municipal obligations, and mortgage-backed securities were $12.9 million at

June 30, 2002 compared to $3.9 million at December 31, 2001, an increase of $9.0 million. This increase was due to the purchase of municipal securities and small business administration pool securities.

     Goodwill, net of Accumulated Amortization. Goodwill, net of accumulated amortization was $5.1 million at June 30, 2002 and at December 31, 2001. Because the Bank adopted FAS 142 effective January 2002, the Bank recognized no amortization expense for the six months ended June 30, 2002 (see “Goodwill” disclosure in Accounting Policies). The Bank recorded amortization expense of $286,692 for the six months ended June 30, 2001.

     Deposits and Borrowed Funds. Deposits were $201.1 million at June 30, 2002 compared to $177.6 million at December 31, 2001, an increase of $23.5 million or 13.2%. The increase is primarily in certificates of deposit. The Bank positioned itself to increase net interest income in a rising interest rate environment by extending liability maturities in the historically low interest rate market.

     The Bank’s certificates of deposit increased from $80.8 million at December 31, 2001 to $99.7 million at June 30, 2002. Bancorp accepted brokered certificates of deposit of $7.0 million. The Bank will continue to manage the rates offered on its time deposits and use borrowed funds when that strategy enhances net interest income.

     The Bank has an available line of credit with FHLB, which provides for advances up to $5.0 million and matures on March 1, 2003. All borrowings from FHLB are collateralized by FHLB stock, certain investment securities, and substantially all mortgage loans. There was an advance on the line of credit of $17,000 at June 30, 2002. There was no advance on the line of credit at December 31, 2001.

     Long-term advances were $59.7 million at June 30, 2002 compared to $64.1 million at December 31, 2001 a decrease of $4.4 million. Bancorp had short-term advances of $6.0 million at June 30, 2002 and $6.0 million at December 31, 2001.

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

     For the six month periods ended June 30, 2002 and 2001, net cash decreased by $540,000 and $1.3 million, respectively. Comparing the cash flows for the two periods, the $4.2 million increase in cash provided by operating activities primarily relates to loan sales and loans originated for sale. The $10.0 million increase in cash used in investing activities resulted primarily from the net changes in short-term interest-bearing deposits in FDIC-insured financial institutions and investment activity. The $6.6 million increase in cash provided by financing activities is due to deposit growth, payments of borrowings from FHLB and stock repurchase.

     Bancorp’s liquidity ratio (liquid assets to net withdrawable deposits plus short-term borrowings) was 23.39% at June 30, 2002 and 12.97% at December 31, 2001.

Capital Resources

     The stockholders’ equity of Bancorp was $28.0 million at June 30, 2002 compared to $28.5 million at December 31, 2001, a decrease of $463,230 or 1.6%. During January 2002, the Board of Bancorp approved a program to repurchase up to 10 percent of Bancorp’s issued and outstanding common stock in the open market and in privately negotiated transactions. Through June 30, 2002, Bancorp has redeemed 142,770 shares at a total redemption price of approximately $1.3 million. The program authorizes purchases of an additional 167,383 shares at market prices. If purchased at the closing price of June 30, 2002, the additional repurchase would be approximately $1.8 million.

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

     The following table summarizes the capital ratios of Bancorp at June 30, 2002 and the Bank at December 31, 2001 (prior to the formation of Bancorp):

		June 30, 2002	December 31, 2001

Equity to assets		9.3%	10.2%
Tier I leverage		8.2%	8.6%
Risk-based:	Tier I Capital	11.9%	12.6%
	Total Capital	12.7%	13.3%

Results of Operations

     Bancorp reported net income of $606,285 or $0.20 per share for the three months ended June 30, 2002 compared to net income of $783,967 or $0.25 per share for the three months ended June 30, 2001. Bancorp reported net income of $1,278,284 or $0.42 per share for the six months ended June 30, 2002 compared to net income of $1,352,905 or $0.44 per share for the six months ended June 30, 2001.

Net Interest Income

     Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. Net interest income decreased $177,075 to $2.2 million from $2.4 million. This decrease was caused by the decrease in average interest-earning assets to $257.2 million for the three months ended June 30, 2002, compared to $259.6 million for the three months ended June 20, 2001 and the increase in average interest-paying liabilities to $255.3 million for the three months ended June 30, 2002, compared to $252.5 million for the three months ended June 30, 2001. The decrease in market interest rates to historically low levels also contributed to the decrease in net interest income.

     Six Months Ended June 31, 2002 Compared to Six Months Ended June 30, 2001. Net interest income decreased $153,597 to $4.5 million from $4.7 million. An increase in average interest-earning assets to $254.1 million for the six months ended June 30, 2002, compared to $252.5 million for the six months ended June 20, 2001, partially offset the increase in interest-paying liabilities to $252.6 million for the six months ended June 30, 2002, compared to $246.6 million for the six months ended June 30, 2001. The decrease in market interest rates to historically low levels also contributed to the decrease in net interest income.

Provision for Loan Losses

     Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. The provision for loan losses was $235,125 for the quarter ended June 30, 2002 and $193,098 for the quarter ended June 30, 2001. The increase is due to the depressed economy, which has increased past due and classified loans, and Bancorp’s gradually changing portfolio to include more commercial loans. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

     Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001. The provision for loan losses was $815,257 for the six months ended June 30, 2002 and $268,098 for the six months ended June 30, 2001. The increase is due to the depressed economy, which has increased past due and classified loans, and Bancorp’s gradually changing portfolio to include more commercial loans.

     The provision for loan losses, net of charge-offs and recoveries, for the six months ended June 30, 2002 increases the allowance as a percentage of total loans from 0.58% at December 31, 2001 to 0.81% at June 30, 2002.

Noninterest Income

     Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. Noninterest income was $1.1 million for the three months ended June 30, 2002 compared to $1.1 million for the three months ended June 30, 2001, a decrease of $13,858 or 1.2%. Several components of noninterest income lead to the overall change between the three month periods ended June 30, 2002 and 2001. Income from mortgage banking activities (net) was $274,659 for the three months ended June 30, 2002 and $389,009 for the three months ended June 30, 2001. This decrease is due to the decrease in loan sales during the second quarter of 2002 compared to the same time in 2001. Commission income was $282,656 for the three months ended June 30, 2002 as compared to $197,465 for the three months ended June 30, 2001. This increase is due to growth in account relationships at Oalkeaf Financial Services, Inc., the Bank’s wholly-owned investment subsidiary. Trust fee income decreased by $47,463 from $140,702 for the three months ended June 30, 2001 to $93,239 for the three months ended June 30, 2002 due to depressed market conditions. Finally, during the three months ended June 30, 2002, Bancorp recognized an increase in cash surrender value of life insurance totaling $75,231 as compared to $0 for the same period in the prior year related to insurance policies on key personnel that were purchased in December 2001.

     Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001. Noninterest income was $2.5 million for the six months ended June 30, 2002 compared to $2.1 million for the six months ended June 30, 2001, an increase of $449,138 or 21.6%. The major component of this increase was mortgage banking activities, net of amortization of originated mortgage servicing rights. Income from mortgage banking activities (net) was $859,301 for the six months ended June 30, 2002 and $572,806 for the six months ended June 30, 2001. This increase is due to the increase in loan sales, caused by the lower interest rates on fixed-rate residential mortgages. Management does not anticipate the heavy refinance and sale activity to continue throughout the remainder of 2002. Other significant changes in noninterest income for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 include an increase in commission income of $100,724 and an increase in cash surrender value of life insurance totaling $163,998. The reasons for these changes are the same as noted above for the three month periods ended June 30, 2002 and 2001.

Noninterest Expense

     Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. Noninterest expense was $2.3 million for the three months ended June 30, 2002 compared to $2.2 million for the three months ended June 30, 2001, an increase of $91,941. The primary components of this increase were salaries and employee benefits and professional fees and services. The salaries and employee benefits increased by $156,463 and professional fees and services increased by $47,998. Goodwill amortization expense was not recognized in 2002, due to adoption of FAS 142. Amortization expense for the three months ended June 30, 2001 was

$143,733.

     Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001. Noninterest expense was $4.4 million for the six months ended June 30, 2002 compared to $4.5 million for the six months ended June 30, 2001, a decrease of $31,487. The primary component of this decrease was amortization of intangibles. Amortization expense was not recognized in 2002, due to adoption of FAS 142. Amortization expense for the six months ended June 30, 2001 was $286,692. The largest component of noninterest expense is salaries and employee benefits. The increase of $220,570 in salaries and employee benefits is due to salary adjustments and cost of living increases, which took effect January 2002.

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

     ITEM 2. CHANGES IN SECURITIES

The information contained in the section captioned “Market Information” in the 2001 Annual Report to Stockholders is incorporated herein by reference. Such Annual Report was previously filed as Exhibit 13.1 to Sturgis Bank & Trust’s Annual Report on Form 10-K for the year ended December 31, 2001. This Form 10-K was filed by Sturgis Bancorp, Inc. as the successor issuer to Sturgis Bank & Trust Company pursuant to paragraph (g) of Rule 12g-3 under the Securities Exchange Act of 1934. In addition to the information incorporated by reference, there have been no sales of unregistered securities by Bancorp during the six months ended June 30, 2002.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of stockholders was held on April 30, 2002. Two matters were voted at the Meeting.

Election of Directors

Mr. Raymond H. Dresser, Jr., Mr. Leonard L. Eishen and Mr. Lawrence A. Franks were elected to the Board of Directors for three (3) year terms expiring in 2005. The certified shares for the election of Raymond H. Dresser, Jr., were 2,494,779. The certified shares for the election of Leonard L. Eishen were 2,497,441. The certified shares for the election of Lawrence A. Franks were 2,495,091. The other Directors whose terms of office continued after the Meeting were Eric L. Eishen, Donald L. Frost, James A. Goethals, Gary J. Malloy, and Philip G. Ward.

Ratification of the appointment of Independent Public Accountants

The Board of Directors appointed Plante & Moran, LLP as Independent Public Accountants for the year ending December 31, 2002. The certified shares voted at the Meeting ratified this appointment with 2,486,766 shares voting in favor of the appointment, 9,932 shares voting against, and 130,055 shares abstaining. The appointment was approved.

     ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibit Listing
Exhibit Number	Description
2.1	Plan of Reorganization and Merger Agreement (1)

2.2	Consolidation Agreement (1)

3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)

3.2	Bylaws of Sturgis Bancorp, Inc. (1)

\

10.1	Sturgis Federal Savings Bank Non-Employee Director Stock Option Plan (2)

10.2	Sturgis Federal Savings Bank Director Stock Option Plan (2)

10.3	Sturgis Federal Savings Bank Employee Stock Option Plan (3)

10.4	Employment Agreement with Eric L. Eishen

10.5	Employment Agreement with Brian P. Hoggatt

10.6	Employment Agreement with David E. Watters

10.7	Employment Agreement with Ronald W. Scheske

13.1	Annual Report to Stockholders (4)

21	Subsidiaries of Registrant (4)

23	Consents of Independent Auditors (4)

99.1	Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.

(2)	Incorporated by reference from 1994 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.

(3)	Incorporated by reference from 1995 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.

(4)	Incorporated by reference from 2001 Form 10-K for Sturgis Bancorp, Inc.

(b) Reports on Form 8-K

During the first quarter of 2002, there was one report filed on Form 8-K, on February 4, 2002, announcing the deemed registration of the Bancorp stock under Section 12(g) of the Securities Exchange Act of 1934 pursuant to Rule 12g-3(a). Bancorp filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURGIS BANCORP, INC.
(Registrant)

Date	August 13, 2002	/s/ Leonard L. Eishen Leonard L. Eishen, President and Chief Executive Officer

Date	August 13, 2002	/s/ Brian P. Hoggatt Brian P. Hoggatt, Secretary/Treasurer

Exhibit Index

Exhibit No.	Description

10.4	Employment Agreement with Eric L. Eishen

10.5	Employment Agreement with Brian P. Hoggatt

10.6	Employment Agreement with David E. Watters

10.7	Employment Agreement with Ronald W. Scheske

99.1	Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002