Form 10-Q
period 2002-09-30
STURGIS BANCORP INC
filed 2002-11-15
CIK 1166362

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Yes ☒ No ☐.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2002

Common Stock, $1.00 par value	2,838,819

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

     ITEM 1. FINANCIAL STATEMENTS

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and due from banks	$11,319,713	$10,629,027
Interest-bearing deposits in banks	26,606,641	15,042,616
Securities — Available-for-sale	1,303,831	259,735
Securities — Held-to-maturity	12,698,867	3,904,413
Federal Home Loan Bank stock, at cost	4,115,400	4,115,400
Loans held for sale	3,554,531	4,414,906
Loans, net	221,432,003	219,113,940
Real estate owned	823,104	451,173
Bank owned life insurance	6,251,046	6,002,959
Accrued interest receivable	1,856,017	1,724,681
Investment in limited partnership	210,580	224,080
Premises and equipment, net	6,317,159	6,370,160
Goodwill, net of accumulated amortization	5,109,419	5,109,419
Other intangible assets	1,664,536	1,281,208
Other assets	1,005,893	1,145,555

Total assets	$304,268,740	$279,789,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts:
Noninterest-bearing	$15,188,762	$10,862,894
Interest-bearing	192,465,290	168,266,933
Borrowings from Federal Home Loan Bank	67,051,190	70,076,863
Deferred federal income taxes	292,083	248,333
Accrued interest payable	877,203	993,783
Other liabilities	767,519	843,532

Total liabilities	276,642,047	251,292,338
Stockholders’ equity:
Common stock — $1 par value: Authorized 4,000,000 shares
Issued and outstanding — 2,872,349 shares at Sept. 30, 2002 and 3,101,534 shares at December 31, 2001	2,872,349	3,101,534
Additional paid-in capital	18,430,023	20,435,912
Retained earnings	6,324,321	4,959,488

Total stockholders’ equity	27,626,693	28,496,934

Total liabilities and stockholders’ equity	$304,268,740	$279,789,272

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
	2002	2001

	(Unaudited)
Interest income	$4,416,668	$4,962,617
Interest expense	2,155,329	2,537,644

Net interest income	2,261,339	2,424,973
Provision for loan losses	248,635	151,881

Net interest income after provision for loan losses	2,012,704	2,273,092
Noninterest income:
Service charges and other fees	393,716	402,332
Commission income	222,852	194,850
Mortgage banking activities	425,634	408,859
Trust fee income	113,337	106,124
Increase in cash surrender value of life insurance	84,089	—
Other income	28,326	26,483

Total noninterest income	1,267,954	1,138,648
Other expenses:
Salaries and employee benefits	1,157,548	1,049,368
Office occupancy and equipment	336,581	349,868
Deposit insurance premiums	8,218	8,368
Deposit account expenses	52,559	49,915
Service bureau expense	156,348	151,102
Professional fees and services	74,221	62,154
Amortization of intangibles	—	144,472
Other	441,354	435,283

Total other expenses	2,226,829	2,250,530
Income before provision for federal income tax	1,053,829	1,161,210
Provision for federal income tax	336,141	381,723

Net income	$717,688	$779,487

Basic earnings per share	$0.24	$0.25
Diluted earnings per share	$0.24	$0.25
Dividends declared per share	$0.07	$0.07

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30,
	2002	2001

	(Unaudited)
Interest income	$13,116,140	$15,194,199
Interest expense	6,328,852	8,089,681

Net interest income	6,787,288	7,104,518
Provision for loan losses	1,063,892	419,979

Net interest income after provision for loan losses	5,723,396	6,684,539
Noninterest income:
Service charges and other fees	1,135,094	1,230,424
Commission income	715,504	586,779
Mortgage banking activities	1,284,935	981,665
Trust fee income	364,114	392,070
Increase in cash surrender value of life insurance	248,087	—
Other income	51,952	30,303

Total noninterest income	3,799,686	3,221,241
Other expenses:
Salaries and employee benefits	3,455,508	3,126,758
Office occupancy and equipment	963,859	1,103,818
Deposit insurance premiums	24,234	25,189
Deposit account expenses	147,162	167,353
Service bureau expense	471,607	422,748
Professional fees and services	274,358	202,035
Amortization of intangibles	—	431,164
Other	1,335,971	1,248,820

Total other expenses	6,672,699	6,727,885
Income before provision for federal income tax	2,850,382	3,177,895
Provision for federal income tax	854,410	1,045,502

Net income	$1,995,972	$2,132,393

Basic earnings per share	$0.67	$0.69
Diluted earnings per share	$0.67	$0.69
Dividends declared per share	$0.21	$0.19

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30

	2002	2001

OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net Income	1,995,972	2,132,393
Depreciation	445,152	521,242
Amortization of goodwill	—	431,164
Amortization/accretion on securities	37,508	1,384
Gain on sale of loans	(721,197)	(472,091)
Proceeds from the sale of loans held for sale	61,498,898	48,916,334
Loans originated for sale	(59,917,326)	(48,833,643)
Loss on sale of fixed assets	—	74,210
Loss of equity of limited partnership	13,500	13,500
Income from bank owned life insurance	(248,087)	—
Provision for loan losses	1,063,892	419,979
Decrease (increase) in accrued interest/other assets	362,017	(564,658)
Increase in other liabilities	(69,168)	(1,323,351)

NET CASH PROVIDED BY OPERATING ACTIVITIES:	4,461,161	1,316,463
INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(11,564,025)	(15,124,477)
Proceeds from maturities of securities held-to-maturity	1,105,000	4,585,000
Purchases of securities held-to-maturity	(10,213,698)	(1,425,000)
Principal reductions securities held-to-maturity	276,735	177,541
Purchase of Federal Home Loan Bank stock	—	(617,900)
Purchase of other securities	(1,044,096)	(2,051,120)
Net decrease (increase) in loans	(4,490,903)	3,326,611
Purchase of premises and equipment	(392,151)	(83,342)
Proceeds from sale of fixed assets	—	275,000

NET CASH USED IN INVESTING ACTIVITIES:	(26,323,138)	(10,937,687)
FINANCING
Net increase in demand, now and savings account deposits	7,831,776	8,117,944
Net increase in time deposits	20,692,450	11,521
Payments to FHLB	(26,401,560)	(22,049,706)
Advances from FHLB	23,375,887	21,000,000
(Decrease) increase in advances for taxes and insurance	(79,677)	324,751
Stock redemption	(2,235,074)	—
Cash dividends	(631,139)	(589,292)

NET CASH PROVIDED BY FINANCING ACTIVITIES:	22,552,663	6,815,218
NET INCREASE (DECREASE) IN CASH	690,686	(2,806,006)
BALANCE BEGINNING OF PERIOD:	$10,629,027	$11,697,647

BALANCE END OF PERIOD:	$11,319,713	$8,891,641

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A: FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. There was no valuation allowance associated with capitalized servicing rights at September 30, 2002 or December 31, 2001.

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

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Bancorp has qualified under provisions of the Internal Revenue Code, which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. Accordingly, retained earnings at September 30, 2002 includes approximately $918,000 for which no provision for federal income taxes has been made. Unrecognized deferred tax on this amount is approximately $312,000. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rates.

Statement of Cash Flows

For the purposes of the consolidated statements of cash flows, Bancorp considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

	Nine Months Ended
	September 30,
Supplemental cash flow information:	2002	2001
Cash paid during the periods for:
Interest	$6,445,432	$8,155,945
Income taxes	791,071	1,325,136
Noncash investing and financing activities:
Loans transferred to real estate owned	1,108,949	593,968
Tax benefit of stock options exercised	—	—

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Accordingly, for the three and nine month periods ended September 30, 2002 the weighted average number of common shares used in the computation of basic earnings per share was 2,929,611 and 2,987,758, respectively. The weighted average number of common shares for the three and nine month periods ended September 30, 2001 was 3,101,534.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options. For the three and nine month periods ended September 30, 2002 the weighted average number of common shares used in the computation of diluted earnings per share was 2,932,999 and 2,989,773, respectively. The weighted average number of common shares for the three and nine month periods ended September 30, 2001 was 3,101,534.

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

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note C: LOANS RECEIVABLE, NET.

A summary of the balances of loans follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Mortgage loans on real estate:
Residential 1-4 family	$140,564,791	$151,766,803
Commercial	48,926,328	34,872,863
Construction loans – residential	7,804,726	7,931,916
Construction loans – commercial	3,721,000	440,000

	201,016,845	195,011,582
Commercial nonmortgage loans	14,513,310	12,906,602
Consumer and installment loans:
Loans secured by deposits	464,943	571,739
Other consumer and installment	12,816,416	15,299,376

	13,281,359	15,871,115

Subtotal	228,811,514	223,789,299
Less:
Allowance for possible loan losses	1,803,434	1,300,000
Unearned interest	19,125	26,013
Undisbursed portion of loans in process	5,571,571	3,257,555
Deferred loan fees	(14,619)	91,791

Loans receivable, net	$221,432,003	$219,113,940

Note D: DEPOSITS.

Interest-bearing deposits are summarized as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)
Passbook and statement savings	$41,473,342	$38,075,301
NOW accounts	49,514,787	49,406,921
Time:
$100,000 and over	34,862,168	15,096,975
Under $100,000	66,614,993	65,687,736

Total interest-bearing deposits	$192,465,290	$168,266,933

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Concluded.

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

Bancorp had $67.1 million and $70.1 million in advances from FHLB at September 30, 2002 and December 31, 2001, respectively. Interest rates range from 2.20% to 7.34% with maturities ranging from October 2002 to February 2012.

Annual principal payments of FHLB advances are as follows:

Twelve Months Ending		Weighted
September 30,	Amount	Rate

2003	$13,019,167	4.08%
2004	7,128,740	6.43%
2005	2,557,211	6.73%
2006	3,346,072	5.70%
2007	—
2008 and thereafter	41,000,000	4.75%

Total	$67,051,190	4.92%

Note F: CASH DIVIDENDS

Bancorp paid a cash dividend of $.07 per share on its issued and outstanding common stock on September 13, 2002 to shareholders of record of August 15, 2002. Total dividends paid on September 13, 2002 were $206,469.

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

Financial Condition

     Assets. Bancorp’s total assets at September 30, 2002 were $304.3 million compared to $279.8 million at December 31, 2001, an increase of $24.5 million or 8.7%.

     Loans held for sale. The decrease of $0.9 million in loans held for sale from December 31, 2001 to September 30, 2002 is due to the timing of loan sales. Loans held for sale typically are sold within two weeks of origination.

     Loans. Bancorp’s net loans increased to $221.4 million at September 30, 2002 from $219.1 million at December 31, 2001. This increase was primarily due to growth in commercial mortgage loans, which offset the effect of unusually high residential mortgage loan refinances. Adjustable-rate mortgage loans were refinanced into fixed-rate mortgages to lock in low rates. Bancorp sells long-term, fixed-rate, residential mortgages in the secondary market, so the residential mortgage loans decreased to $140.6 million at September 30, 2002 from $151.8 million at December 31, 2001. The composition of Bancorp’s loan portfolio continued to shift from residential mortgages to commercial mortgages. The commercial mortgage portfolio increased to $48.9 million, or 21.4% of gross loans, at September 30, 2002, compared to $34.9 million, or 15.6% of gross loans, at December 31, 2001. During the first nine months of 2002 and 2001, Bancorp sold residential originations of fixed-rate mortgages with terms of 10 years or greater into the secondary market. The demand for fixed-rate mortgage loans was higher in 2002 than 2001 due to lower interest rates. The proceeds from the sale of loans (fixed-rate, residential mortgages) were $61.5 million and $48.9 million for the nine months ended September 30, 2002 and 2001, respectively. The mortgage loans originated for sale ($59.9 million during the nine months ended September 30, 2002 and $48.8 million during the nine months ended September 30, 2001) were primarily funded by the secondary mortgage market sales. At September 30, 2002, total outstanding loan commitments were $12.6 million and $20.0 million on fixed and variable-rate loans, respectively. The Bank will fund these loan commitments with interest-bearing deposits, other short-term investments, maturing assets, and additional FHLB borrowings, if needed. The decision to sell fixed-rate mortgages with original maturities of 10 years or greater protects Bancorp from the interest rate risk inherent in holding these longer fixed-rate loans and provides a source of liquidity to fund loan demand.

     Mortgage loans serviced for others increased by $26.8 million to $161.6 million at September 30, 2002 from $134.8 million at December 31, 2001. The entire servicing portfolio consists of loans originated by the Bank and sold in the secondary mortgage market with servicing retained by Bancorp. Bancorp has not purchased any mortgage servicing rights.

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

     The Bank maintains general reserves against possible loan losses, calculated as a percentage of total loans based on historic loss experience. The following table provides an analysis of the allowance for loan losses:

	Nine Months Ended	For the year ended December 31,
	Sept. 30, 2002	2001	2000	1999

Balance at the beginning of the period	1,300,000	$803,744	$730,000	$686,896
Charge-offs:
Residential mortgages	324,769	226,230	117,403	15,000
Commercial mortgages	9,942	42,900	—	—
Construction loans — residential	—	—	—	—
Construction loans — commercial	—	—	—	—
Commercial nonmortgage loans	180,718	175,675	25,061	—
Loans secured by deposits	—	—	—	—
Other consumer and installment loans	89,642	162,412	188,219	127,890

Total charge-offs	605,071	607,217	330,683	142,890
Recoveries
Residential mortgages	—	21,344	54,261	3,000
Commercial mortgages	—	—	—	—
Construction loans — residential	—	—	—	—
Construction loans — commercial	—	—	—	—
Commercial nonmortgage loans	16,548	3,021	2,044	—
Loans secured by deposits	—	—	—	—
Other consumer and installment loans	28,065	22,914	39,122	78,994

Total recoveries	44,613	47,279	95,427	81,994
Net charge-offs	560,458	559,938	235,256	60,896
Provision for loan losses	1,063,892	1,056,194	309,000	104,000

Balance at the end of the period	$1,803,434	$1,300,000	$803,744	$730,000

Ratio of net charge-offs during the period to Average loans outstanding during the period	0.26%	0.25%	0.11%	0.03%
Allowance for loan losses to total loans	0.79%	0.58%	0.36%	0.35%
Nonperforming assets to total assets	1.63%	1.55%	0.86%	0.80%
Allowance for loan losses to nonperforming assets	36.47%	29.91%	34.50%	36.50%

     The following table shows the allocation of the allowance for loan losses at the dates indicated by loan type:

	September 30, 2002		December 31, 2001		December 31, 2000		December 31, 1999

		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each
		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential mortgages	$395,199	60.15%	$304,503	67.13%	$391,768	71.96%	$358,027	73.33%
Commercial mortgages	554,659	22.10%	470,459	15.92%	189,927	11.73%	92,273	9.60%
Construction loans – residential	12,313	3.52%	35,014	3.62%	23,871	2.14%	—	3.43%
Construction loans – commercial	42,184	1.68%	—	0.20%	—	0.14%	—	0.13%
Commercial nonmortgage loans	149,101	6.55%	165,188	5.89%	92,594	5.72%	125,077	5.61%
Loans secured by deposits	—	0.21%	—	0.26%	—	0.19%	—	0.08%
Other consumer and installment	649,978	5.79%	324,836	6.98%	105,584	8.14%	154,623	7.82%

Total allowance for loan losses	$1,803,434	100.00%	$1,300,000	100.00%	$803,744	100.00%	$730,000	100.00%

     Loans in nonaccrual status at September 30, 2002 consisted primarily of residential and commercial real estate loans, for which foreclosure has begun or full collection of the loan is questionable. The following table presents the aggregate amount of troubled loan categories as of the date indicated:

			December 31,
	Sept. 30, 2002	2001	2000	1999

Past due - 90 days or greater	$1,115,762	$1,073,625	$1,314,288	$1,142,680
Nonaccrual loans	3,006,479	2,821,965	911,610	487,574
Real estate owned	823,104	451,173	103,500	369,952

Total nonperforming assets	4,945,345	4,346,763	2,329,398	2,000,206
Restructured assets	1,372,363	1,381,920	1,030,858	514,746

Total troubled assets	$6,317,708	$5,728,683	$3,360,256	$2,514,952

Ratio of troubled assets to total loans	2.76%	2.56%	1.50%	1.22%

Ratio of troubled assets to total assets	2.08%	2.05%	1.24%	1.00%

     Interest-bearing Deposits in Banks. Interest-bearing deposits in banks were $26.6 million at September 30, 2002, compared to $15.0 million at December 31, 2001, an increase of $11.6 million. During the nine months ended September 30, 2002, growth in deposits provided funds for increased overnight investments at FHLB and investments in $100,000 certificates of deposit in domestic financial institutions.

     Securities Available-for-sale. Securities available-for-sale were $1.3 million at September 30, 2002, compared to $259,735 at December 31, 2001, an increase of $1.0 million. This increase is primarily due to Bancorp’s purchase of shares in a mutual fund investing in adjustable-rate mortgages.

     Securities Held-to-Maturity. Investment securities consisting of U.S. Treasury and agency securities, municipal obligations, and mortgage-backed securities were $12.7 million at September 30, 2002 compared to $3.9 million at December 31, 2001, an increase of $8.8 million. This increase was due to the purchase of municipal securities, Small Business Administration pool securities and trust preferred securities.

     Goodwill, net of Accumulated Amortization. Goodwill, net of accumulated amortization was $5.1 million at September 30, 2002 and at December 31, 2001. Because the Bank adopted FAS 142 effective January 2002, the Bank recognized no amortization expense for the nine months ended September 30, 2002 (see “Goodwill” disclosure in Accounting Policies). The Bank recorded amortization expense of $431,164 for the nine months ended September 30, 2001.

     Deposits and Borrowed Funds. Deposits were $207.7 million at September 30, 2002 compared to $179.1 million at December 31, 2001, an increase of $28.5 million or 15.9%. The increase is primarily in certificates of deposit. The Bank positioned itself to increase net interest income in a rising interest rate environment by extending liability maturities in the historically low interest rate market.

     The Bank’s certificates of deposit increased from $80.8 million at December 31, 2001 to $101.5 million at September 30, 2002. Bancorp accepted brokered certificates of deposit of $7.0 million. The Bank will continue to manage the rates offered on its time deposits and use borrowed funds when that strategy enhances net interest income.

     The Bank had $67.1 million and $70.1 million in advances from FHLB at September 30, 2002 and December 31, 2001, respectively. Interest rates range from 2.20% to 7.34% with maturities ranging from October 2002 to February 2012.

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

     For the nine months ended September 30, 2002, net cash increased $691,000. For the nine months ended September 30, 2001, net cash decreased by $2.8 million. Comparing the cash flows for the two periods, the $3.1 million increase in cash provided by operating activities primarily relates to other liabilities. The $15.4 million increase in cash used in investing activities resulted primarily from the net changes in interest-bearing deposits in FDIC-insured financial institutions, investment activity and loans. The $15.7 million increase in cash provided by financing activities is due to deposit growth, payments of borrowings from FHLB and stock redemption.

Capital Resources

     The stockholders’ equity of Bancorp was $27.6 million at September 30, 2002 compared to $28.5 million at December 31, 2001, a decrease of $870,241 or 3.1%. During January 2002, the Board of Bancorp approved a program to repurchase up to 10 percent of Bancorp’s issued and outstanding common stock in the open market and in privately negotiated transactions. Through September 30, 2002, Bancorp had redeemed 229,185 shares at a total redemption price of approximately $2.2 million. The program authorizes purchases of an additional 80,968 shares at market prices. If purchased at the closing price of September 30, 2002, the additional repurchase would be approximately $820,000.

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

     The following table summarizes the capital ratios of Bancorp at September 30, 2002 and the Bank at December 31, 2001 (prior to the formation of Bancorp):

		September 30, 2002	December 31, 2001

Equity to assets		9.1%	10.2%
Tier I leverage		7.8%	8.6%
Risk-based:	Tier I Capital	11.1%	12.6%
	Total Capital	12.0%	13.3%

Results of Operations

     Bancorp reported net income of $717,688 or $0.24 per share for the three months ended September 30, 2002 compared to net income of $779,487 or $0.25 per share for the three months ended September 30, 2001. Bancorp reported net income of $1,995,972 or $0.67 per share for the nine months ended September 30, 2002 compared to net income of $2,132,393 or $0.69 per share for the nine months ended September 30, 2001.

Net Interest Income

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Net interest income decreased $163,634 to $2.3 million from $2.4 million. This decrease was caused by the changes in the average interest-earning assets and interest-paying liabilities. Average interest-earning assets increased $11.4 million to $268.5 million for the three months ended September 30, 2002, compared to $257.1 million for the three months ended September 30, 2001. Average interest-paying liabilities increased $17.9 million to $265.0 million for the three months ended September 31, 2002 from $247.1 million for the three months ended September 30, 2001. The decrease in market interest rates to historically low levels also contributed to the decrease in net interest income.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Net interest income decreased $317,230 to $6.8 million from $7.1 million. This decrease was caused by the changes in the average interest-earning assets and interest-paying liabilities. Average interest-earning assets increased $4.3 million to $258.3 million for the nine months ended September 30, 2002, compared to $254.0 million for the nine months ended September 30, 2001. Average interest-paying liabilities increased $10.0 million to $256.1 million for the nine months ended September 30, 2002 from $246.1 million for the nine months ended September 30, 2001. The decrease in market interest rates to historically low levels also contributed to the decrease in net interest income.

Provision for Loan Losses

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. The provision for loan losses was $248,635 for the quarter ended September 30, 2002 and $151,881 for the quarter ended September 30, 2001. The increase is due to the depressed economy, which has increased past due and classified loans, and Bancorp’s gradually changing portfolio to include more commercial loans. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. The provision for loan losses was $1,063,892 for the nine months ended September 30, 2002 and $419,979 for the nine months ended September 30, 2001. The increase is due to the depressed economy, which has increased past due and classified loans, and Bancorp’s gradually changing portfolio to include more commercial loans.

     The provision for loan losses, net of charge-offs and recoveries, for the nine months ended September 30, 2002 increases the allowance as a percentage of total loans from 0.58% at December 31, 2001 to 0.79% at September 30, 2002.

Noninterest Income

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Noninterest income was $1.3 million for the three months ended September 30, 2002 compared to $1.1 million for the three months ended September 30, 2001, an increase of $129,306 or 11.4%. Several components of noninterest income lead to the overall change between the three month periods ended September 30, 2002 and 2001. Income from mortgage banking activities (net) was $425,634 for the three months ended September 30, 2002 and $408,859 for the three months ended September 30, 2001. This increase is due to the increase in loan sales during the third quarter of 2002 compared to the third quarter of 2001. Commission income was $222,852 for the three months ended September 30, 2002 as compared to $194,850 for the three months ended September 30, 2001. This increase is due to growth in account relationships at Oakleaf Financial Services, Inc., the Bank’s wholly owned investment subsidiary. During the three months ended September 30, 2002, Bancorp recognized an increase in cash surrender value of life insurance totaling $84,089 as compared to $0 for the same period in the prior year related to insurance policies on key personnel that were purchased in December 2001.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Noninterest income was $3.8 million for the nine months ended September 30, 2002 compared to $3.2 million for the nine months ended September 30, 2001, an increase of $578,445 or 18.0%. The major component of this increase was mortgage banking activities, net of amortization of originated mortgage servicing rights. Income from mortgage banking activities (net) was $1,284,935 for the nine months ended September 30, 2002 and $981,665 for the nine months ended September 30, 2001. This increase is due to the increase in loan sales, caused by the lower interest rates on fixed-rate residential mortgages. Other significant changes in noninterest income for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 include an increase in commission income of $128,725 and an increase in cash surrender value of life insurance totaling $248,087. The reasons for these changes are the same as noted above for the three months ended September 30, 2002 and 2001.

Noninterest Expense

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Noninterest expense was $2.2 million for the three months ended September 30, 2002 compared to $2.3 million for the three months ended September 30, 2001, a decrease of $23,701. Amortization expense was not recognized in 2002, due to adoption of FAS 142. Amortization expense for the three months ended September 30, 2001 was $144,472. Salaries and employee benefits increased by $108,180 due to staffing changes, salary adjustments and cost of living increases that took effect January 2002.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Noninterest expense was $6.7 million for the nine months ended September 30, 2002 compared to $6.7 million for the nine months ended September 30, 2001, a decrease of $55,186. Amortization expense was not recognized in 2002, due to adoption of FAS 142. Amortization expense for the nine months ended September 30, 2001 was $431,164. The largest component of noninterest expense is salaries and employee benefits which increased $328,750 due to staffing changes, salary adjustments and cost of living increases that took effect January 2002.

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

     Copies of the Bank’s filings with the FDIC under the Securities Exchange Act of 1934 can be obtained from Sturgis Bank & Trust Company by contacting Leonard L. Eishen at Sturgis Bank & Trust Company, 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (269) 651-9345 or, for a nominal fee, from Ms. Marcia Fields at the FDIC, telephone number (202) 898-8913 or fax number (202) 898-3909. Filings of Bancorp can be obtained from Bancorp by contacting Leonard L. Eishen at Sturgis Bancorp, Inc., 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (269) 651-9345 or through the Securities and Exchange Commission Edgar System at www.sec.gov.

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

     Bancorp faces market risk to the extent that both earnings and the fair values of its financial instruments are affected by changes in interest rates. Bancorp manages this risk with static GAP analysis and simulation modeling. Throughout the first nine months of 2002, the results of these measurement techniques were within Bancorp’s policy guidelines for rising interest-rate scenarios. Bancorp does not believe that there have been material changes in the nature of Bancorp’s primary market risk exposures, including the categories of market risk to which Bancorp is exposed and the particular markets that present the primary risk of loss to Bancorp. As of the date of this Form 10-Q Quarterly Report, Bancorp does not know of or expect any material change in the general nature of its primary market risk exposure in the near term.

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

     ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Bancorp’s chief executive officer and chief financial officer have concluded that Bancorp’s disclosure controls (as defined in Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by Bancorp in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in Bancorp’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings other than the ordinary routine proceedings of Bancorp.

     ITEM 2. CHANGES IN SECURITIES

The information contained in the section captioned “Market Information” in the 2001 Annual Report to Stockholders is incorporated herein by reference. Such Annual Report was previously filed as Exhibit 13.1 to Sturgis Bank & Trust’s Annual Report on Form 10-K for the year ended December 31, 2001. This Form 10-K was filed by Sturgis Bancorp, Inc. as the successor issuer to Sturgis Bank & Trust Company pursuant to paragraph (g) of Rule 12g-3 under the Securities Exchange Act of 1934. In addition to the information incorporated by reference, there have been no sales of unregistered securities by Bancorp during the nine months ended September 30, 2002.

     ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibit Listing
Exhibit Number	Description
2.1	Plan of Reorganization and Merger Agreement (1)

2.2	Consolidation Agreement (1)

3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)

3.2	Bylaws of Sturgis Bancorp, Inc. (1)

10.1	Sturgis Federal Savings Bank Non-Employee Director Stock Option Plan (2)

10.2	Sturgis Federal Savings Bank Director Stock Option Plan (2)

10.3	Sturgis Federal Savings Bank Employee Stock Option Plan (3)

10.4	Employment Agreement with Eric L. Eishen (4)

10.5	Employment Agreement with Brian P. Hoggatt (4)

10.6	Employment Agreement with David E. Watters (4)

10.7	Employment Agreement with Ronald W. Scheske (4)

10.8	Employment Agreement with Steven Gage	E-1

13.1	Annual Report to Stockholders (5)

21	Subsidiaries of Registrant (5)

23	Consents of Independent Auditors (5)

99.1	Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.

(2)	Incorporated by reference from 1994 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.

(3)	Incorporated by reference from 1995 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.

(4)	Incorporated by reference from Form 10-Q of Sturgis Bancorp, Inc. for the quarter ended June 30, 2002

(5)	Incorporated by reference from 2001 Form 10-K for Sturgis Bancorp, Inc.

(b) Reports on Form 8-K

During the first quarter of 2002, there was one report filed on Form 8-K, on February 4, 2002, announcing the deemed registration of the Bancorp stock under Section 12(g) of the Securities Exchange Act of 1934 pursuant to Rule 12g-3(a). Bancorp filed no reports on Form 8-K during the quarters ended June 30, 2002 and September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURGIS BANCORP, INC. (Registrant)

Date	November 13, 2002	/s/ Leonard L. Eishen Leonard L. Eishen, President and Chief Executive Officer

Date	November 13, 2002	/s/ Brian P. Hoggatt Brian P. Hoggatt, Chief Financial Officer

I, Leonard L. Eishen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sturgis Bancorp, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002	/s/ Leonard L. Eishen Leonard L. Eishen, President, Chief Executive Officer

I, Brian P. Hoggatt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sturgis Bancorp, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002	/s/ Brian P. Hoggatt Brian P. Hoggatt, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Reorganization and Merger Agreement (1)

2.2	Consolidation Agreement (1)

3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)

3.2	Bylaws of Sturgis Bancorp, Inc. (1)

10.1	Sturgis Federal Savings Bank Non-Employee Director Stock Option Plan (2)

10.2	Sturgis Federal Savings Bank Director Stock Option Plan (2)

10.3	Sturgis Federal Savings Bank Employee Stock Option Plan (3)

10.4	Employment Agreement with Eric L. Eishen (4)

10.5	Employment Agreement with Brian P. Hoggatt (4)

10.6	Employment Agreement with David E. Watters (4)

10.7	Employment Agreement with Ronald W. Scheske (4)

10.8	Employment Agreement with Steven Gage	E-1

13.1	Annual Report to Stockholders (5)

21	Subsidiaries of Registrant (5)

23	Consents of Independent Auditors (5)

99.1	Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.

(2)	Incorporated by reference from 1994 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.

(3)	Incorporated by reference from 1995 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.

(4)	Incorporated by reference from Form 10-Q of Sturgis Bancorp, Inc. for the quarter ended June 30, 2002

(5)	Incorporated by reference from 2001 Form 10-K for Sturgis Bancorp, Inc.