Form 10-K
period 2002-12-31
STURGIS BANCORP INC
filed 2003-03-26
CIK 1166362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

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

                                 (269) 651-9345
               Registrant's telephone number, including area code

           Securities Registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered pursuant to Section 12(g) of the Act:

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 17, 2003 was $24,933,083.

The number of shares outstanding of the registrant's common stock as of March 17, 2003 was 2,808,535.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders dated March 25, 2003 to be delivered to stockholders are incorporated by reference into Part II.

Portions of the definitive Proxy Statement dated March 28, 2003 to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on April 29, 2003 are incorporated by reference into Part III.

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

                                ITEM 1. BUSINESS

BACKGROUND

         On December 11, 2001, the shareholders of Sturgis Bank & Trust Company (the "Bank") approved the reorganization of the Bank to become a wholly owned subsidiary of Sturgis Bancorp, Inc. (the "Company"), a financial holding company. The Company is a financial holding company under the Bank Holding Company Act of 1956, as amended. This reorganization was effective January 1, 2002. As a result, historical information in this Form 10-K for periods before the January 1, 2002 effective date relate to the Bank. Throughout this Form 10-K Sturgis Bancorp, Inc. will be referred to as the Company and Sturgis Bank & Trust Company will be referred to as the Bank.

THE BANK AND THE COMPANY

         For 2002, the Bank was a state-chartered savings bank located in Sturgis, Michigan. The Bank began operations in 1905 as a state chartered savings and loan association and in 1988 converted to a federally chartered stock savings bank. In 1999, the Bank was approved by the State of Michigan to become a Michigan savings bank. The principal business of the Bank is to accept savings deposits from the general public and make single family mortgage loans and to a lesser extent, consumer and commercial loans. The Bank established a trust department in 1997 and expanded its commercial loan department in 1998. The Bank conducts business from its main office in Sturgis, Michigan and 9 full-service branch offices located in Bronson, Centreville, Climax, Coldwater, Colon, South Haven, Sturgis, Three Rivers and White Pigeon, Michigan. The Bank also operates one limited services branch in Sturgis, Michigan.

         The Bank maintains a website at www.sturgisbank.com. On this site, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

         The Bank's market area covers all of St. Joseph County and parts of Cass, Branch, Calhoun, Van Buren, Allegan, Hillsdale and Kalamazoo Counties. St. Joseph County has a population of approximately 64,422 with the two main areas of population concentrated in Sturgis and Three Rivers with approximate populations of 11,285 and 7,328, respectively. Bronson, Centreville, Climax, Coldwater, Colon, South Haven and White Pigeon have approximate populations ranging from 1,200 to 10,000. Most individuals within the Bank's market area live within 25 miles of their places of employment.

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

         Based upon Michigan Department of Career Development-Labor Market Information Office records, Michigan had an unemployment rate of 5.9% and St. Joseph County had a rate of 5.2% as of December 2002. Based upon Bureau of Labor Statistics data, the United States had an unemployment rate of 6.0% as of December 2002.


QUARTERLY FINANCIAL DATA

                        Interest       Net Interest       Net          Earnings
    Quarter Ended        Income           Income         Income        Per Share
--------------------------------------------------------------------------------
March 31, 2001         $5,046,847      $2,247,622       $568,940        $0.18
June 30, 2001           5,184,735       2,431,923        783,967         0.25
Sept. 30, 2001          4,962,617       2,424,973        779,485         0.25
Dec. 31, 2001           4,744,268       2,432,537        655,545         0.22
March 31, 2002          4,406,049       2,271,101        671,999         0.22
June 30, 2002           4,293,422       2,254,847        606,285         0.20
Sept. 30, 2002          4,416,668       2,261,340        717,688         0.25
Dec. 31, 2002           4,294,553       2,209,304        794,415         0.28


RECENT DEVELOPMENTS

         During January 2002, the Board of Directors of the Company, the parent company of the Bank, approved a program to repurchase up to 10% of the Company's issued and outstanding common stock in the open market and in privately negotiated transactions. Through December 31, 2002, the Company has redeemed 301,999 shares at a total redemption price of $3,005,294.

LENDING ACTIVITIES

         GENERAL. The Bank primarily concentrates its lending activities in the origination of residential mortgage loans. At the present time, the lending activities include four principal areas: mortgage loans on residential properties, mortgage loans on commercial properties, commercial nonmortgage loans and consumer loans.

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

                  2) fixed-rate, fixed-term loans. A majority of long term loans are written in anticipation of their resale in the secondary market; and

                  3) second mortgage equity loans, written as a line of credit, typically, up to 90% of collateral value, including the first mortgage. Interest rates are floating based on the Wall Street Journal prime lending rate.

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

         The Bank's mortgage lending is subject to loan origination procedures prescribed by the Board of Directors. Independent fee appraisers appraise real estate securing loans made by the Bank. Each approved loan application typically requires a recent appraisal. In connection with loans on new construction, the appraisal is subject to a re-certification of value at the time of completion. A detailed loan application is obtained to determine the borrower's financial ability to repay. The significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Depending upon the size and type of loan, the application is reviewed and approval is determined by the loan officer, the loan committees, or the entire Board of Directors by applying the underwriting standards established in policies approved by the Board of Directors.

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

         PURCHASE AND SALE OF LOANS. The Bank's residential loan strategy is primarily to originate loans that are eligible for sale in the secondary mortgage market. The Bank retains servicing rights to enhance its portfolio. The Bank may sell newly originated loans when it believes that the sale of these loans is advantageous.

         The Bank originates and services all closed-end residential mortgages through Oak Mortgage, LLC, a subsidiary jointly-owned by the Bank and Oakleaf Financial Services, Inc. (also a subsidiary of the Bank).

         Loans are sold on a non-recourse basis to the Federal Home Loan Mortgage Corporation at a minimum yield of .25% to the Bank as servicing income, plus an applicable premium. Loan servicing fee income in 2002 was $394,186 or 7.31% of noninterest income. Loan servicing fee income as a percentage of net interest income for the years ended December 31, 2002, 2001, and 2000 was 4.38%,

2.99%, and 2.81%, respectively.

         The Bank has the authority to purchase and sell mortgage loans and mortgage participations. From time to time, the Bank purchases mortgage-backed securities guaranteed or insured by the Small Business Administration, Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Principal mortgage-backed securities carry a variable rate feature.

         At December 31, 2002, 2.3%, or $4.8 million, of the Bank's net loan portfolio was serviced by others.

         An asset is recorded on the balance sheet for mortgage servicing rights. At December 31, 2002 and 2001 the balance was $1,501,922 and $1,281,208, respectively.

         When loans are sold, the Bank retains responsibility for servicing the loans. Gains or losses on such sales are recognized at the time of the sale, with servicing value assigned based on market rates for mortgage loan servicing.

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

         The proportion of the total value of commitments derived from any particular category of loans varies from time to time and depends upon market conditions. As of December 31, 2002, the Bank had commitments of $17.9 million and $9.8 million on variable rate and fixed rate loans, respectively. The source of funds to meet these commitments is substantially the sale of mortgage loans in the secondary market and FHLB advances.

         ONE-TO-FOUR UNIT FAMILY RESIDENTIAL LENDING. One-to-four family owner-occupied residential lending is the major portion of the Bank's lending activity. The balances of one-to-four unit residential loans decreased from $151.8 million, or 69.26% of net loans receivable, as of December 31, 2001 to $127.8 million, or 60.26% of net loans receivable, as of December 31, 2002. This decrease is primarily due to the sale of fixed-rate loans refinanced from the Bank's loan portfolio during 2002.

         ONE-TO-FOUR UNIT RESIDENTIAL CONSTRUCTION LENDING. The Bank's construction loans are made to finance construction of owner-occupied, single-family residences. Most construction loans are made to the homeowner. The Bank also finances a limited number of speculation construction projects of select contractors, which are sold upon completion. Construction loans are generally on an interest-only basis with terms of 6 months or less, and are primarily concentrated within a 50-mile radius of the Bank's main office. Loan proceeds are disbursed in increments as construction progresses. The amount of each disbursement is based on the construction cost estimate of an inspector who inspects the project in connection with each disbursement request.

         Residential construction loans, net of $2.3 million of loans in process, aggregated $5.8 million as of December 31, 2002, representing 2.72% of the Bank's net loan portfolio.

         CONSUMER LENDING. The Bank originates consumer loans to the general public. These loans are generally for personal, family or household purposes, such as the financing of home improvements and automobiles. The Bank also offers consumer loans to its depositors secured by their savings, passbook or certificate accounts. The underwriting standards employed by the Bank for consumer loans consider the applicant's payment history and the financial ability to pay the proposed loan. The stability of the applicant's monthly income is determined by verification of gross monthly income from private employment and verifiable secondary income. Although the applicant's credit worthiness is important, the underwriting process includes a comparison of the value of the security, if any, in relation to the proposed loan amount. As of December 31, 2002, the Bank had $11.9 million in consumer nonmortgage loans outstanding. The Bank's consumer loans represent 5.62% of the Bank's net loan portfolio.

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

         COMMERCIAL LENDING. Commercial loans are available to purchase commercial real estate, for working capital or to purchase equipment. The amortization schedules for real estate and equipment purchase loans are matched to the useful life of the collateral pledged to secure the loan. Pricing for conventional real estate and equipment loans are generally fixed for a maximum of three to five years, or have a variable rate that is tied to the prime rate as published in the Wall Street Journal. At December 31, 2002, the Bank's commercial real estate, net commercial construction loans and nonmortgage commercial loans represented 23.79%, 1.66% and 7.11% of the Bank's net loan portfolio, respectively.

         As of December 31, 2002, approximately $50.4 million, or 23.79% of the Bank's total loan portfolio, net, consisted of real estate loans secured by income-producing properties. The Bank's income-producing property loans include permanent loans secured by apartments and other business properties primarily within St. Joseph County. The Bank's largest outstanding income-producing property loan totaled $4.3 million as of December 31, 2002. The Bank has not experienced any substantial losses from its income-producing property portfolio. The Bank's regulatory maximum loan to one borrower is $5.8 million.

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

         Working capital loans are normally secured by accounts receivable and inventory. Working capital loans are usually priced at a variable rate that is tied to the prime rate, with a one year maturity. The Bank offers business operating lines of credit to assist with short-term cash flow needs. These short-term loans normally have variable rates and are tied to the prime rate, and normally mature in one year. As of December 31, 2002, the Bank had $15.1 million in commercial nonmortgage loans outstanding.

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

         Commercial loans are graded on an 8-point scale. Grades of 6-8 are considered classified as substandard, doubtful, or loss. Allowances for loan losses are established on substandard loans ranging from 5% on single-family residential mortgage loans to 100% on substantially delinquent unsecured loans. Any unsecured loan is considered a loss when it is delinquent 120 days.

LOAN PORTFOLIO COMPOSITION

         The following table sets forth information concerning the composition of the Bank's loan portfolio (including loans held for sale) in dollar amounts and in percentages by type of loan and type of security on the dates indicated.

                                                                                 At December 31,
                                                   ----------------------------------------------------------------------------
                                                             2002                     2001                      2000
                                                             ----                     ----                      ----
                                                   ------------------------- ------------------------ -------------------------
                                                      Amount       Percent      Amount      Percent       Amount      Percent
                                                   ------------------------- ------------------------ -------------------------
Mortgage loans:
     Loans on existing property                     $175,248,436     82.65%   $176,552,922    80.58%    $172,857,255    77.32%
     Insured or guaranteed real estate loans           9,970,426      4.70%     11,027,824     5.03%      11,631,417     5.20%
     Residential participations purchased              4,826,883      2.28%      7,421,180     3.39%       9,984,544     4.47%
     Nonresidential participations purchased               9,002      0.00%          9,654     0.00%          10,253     0.00%
Nonmortgage loans:
     Commercial nonmortgage loans                     15,072,501      7.11%     12,906,602     5.89%      12,780,883     5.72%
     Commercial nonmtg participations purchased          -            0.00%        -           0.00%        -            0.00%
     Student loans                                         2,450      0.00%          7,462     0.00%          20,784     0.01%
     Deposit account loans                               569,566       .27%        571,740     0.26%         420,711     0.19%
     Home improvement loans                              355,107       .17%        714,386     0.33%       1,478,183     0.66%
     Other consumer loans                             10,997,094      5.18%     14,577,529     6.65%      16,690,110     7.46%
                                                   -------------- ---------- -------------- --------- -------------------------
          Total loans                                217,051,465    102.36%    223,789,299   102.13%     225,874,140   101.03%
Less -
     Loans in process                                  3,167,369      1.49%      3,257,555     1.49%       1,212,498     0.54%
     Deferred loan fees                                 (96,216)     -0.05%         91,791     0.04%         248,782     0.11%
     Unearned interest                                    16,925      0.01%         26,013     0.01%          35,043     0.02%
     Allowance for loan losses                         1,920,037      0.91%      1,300,000     0.59%         803,744     0.36%
                                                   -------------- ---------- -------------- --------- -------------------------
          Loans receivable, net                     $212,043,350    100.00%   $219,113,940   100.00%    $223,574,073   100.00%
                                                   ============== ========== ============== ========= =========================
The conventional real estate loans are
  secured as follows:
     One to four family residential                 $130,770,464     61.67%   $154,399,203    70.47%    $164,967,395    73.79%
     Commercial and multifamily residential           54,276,167     25.60%     35,937,018    16.40%      27,216,007    12.17%
                                                   -------------- ---------- -------------- --------- -------------------------
          Total conventional real estate loans      $185,016,631     87.27%   $190,336,221    86.87%    $192,183,402    85.96%
                                                   ============== ========== ============== ========= =========================

                                                                    At December 31,
                                                                    ---------------
                                                             1999                     1998
                                                             ----                     ----
                                                      Amount       Percent      Amount      Percent
                                                   ------------------------- ------------------------
Mortgage loans:
     Loans on existing property                     $155,336,051     75.31%   $128,194,980    71.87%
     Insured or guaranteed real estate loans          14,716,720      7.13%     13,938,560     7.81%
     Residential participations purchased             12,097,185      5.86%     15,052,062     8.44%
     Nonresidential participations purchased              10,764      0.01%         11,363     0.01%
Nonmortgage loans:
     Commercial nonmtg. Loans                         11,673,025      5.66%      7,125,317     3.99%
     Commercial nonmtg participations purchased          -            0.00%      2,250,000     1.26%
     Student loans                                        27,287      0.01%         36,024     0.02%
     Deposit account loans                               164,713      0.08%        199,664     0.11%
     Home improvement loans                            1,859,281      0.90%      3,074,908     1.72%
     Other consumer loans                             14,238,471      6.90%     12,646,758     7.09%
                                                   -------------- ---------- -------------- ---------
          Total loans                                210,123,497    101.87%    182,529,636   102.33%
Less -
     Loans in process                                  2,732,760      1.32%      2,770,482     1.55%
     Deferred loan fees                                  353,041      0.17%        646,559     0.36%
     Unearned interest                                    42,674      0.02%         53,848     0.03%
     Allowance for loan losses                           730,000      0.35%        686,896     0.39%
                                                   -------------- ---------- -------------- ---------
          Loans receivable, net                     $206,265,022    100.00%   $178,371,852   100.00%
                                                   ============== ========== ============== =========
The conventional real estate loans are
  secured as follows:
     One to four family residential                 $157,716,099     76.46%   $139,858,013    78.41%
     Commercial and multifamily residential           20,586,146      9.98%     13,181,168     7.39%
                                                   -------------- ---------- -------------- ---------
          Total conventional real estate loans      $178,302,245     86.44%   $153,039,181    85.80%
                                                   ============== ========== ============== =========

The following table presents information regarding scheduled principal repayments of commercial and construction loans as of December 31, 2002:

                                                                Year 1        >1-5 Years      >5 Years          Total
                                                            ---------------------------------------------------------------
Commercial nonmortgage loans
   Fixed                                                        $ 2,602,632    $ 2,648,880     $   124,873    $  5,376,385
   Adjustable                                                     4,911,055      2,245,899       2,539,162       9,696,116
                                                            ---------------------------------------------------------------
      Total commercial nonmortgage loans                        $ 7,513,687    $ 4,894,779     $ 2,664,035    $ 15,072,051

Real estate - construction, net                                   9,290,923       -               -              9,290,923


         The following table shows real estate loan origination and purchase activity amounts of the Bank for the periods indicated:

      Loans originated for                                                     YEAR ENDED DECEMBER 31,
        the purpose of:                                               2002               2001               2000
                                                                      ----               ----               ----
           Construction                                          $  14,547,550       $  13,658,233      $  5,363,180
           Purchase / refinance                                     88,905,714          71,172,560        54,936,618
           Sale                                                    110,327,411          77,333,342        14,356,352
                Total real estate                              ---------------------------------------------------------
                     loans originated                              213,780,675         162,164,135        74,656,150

      Loans sold                                                  (108,718,408)        (74,319,076)      (13,883,962)
      Loan principal reductions                                   (110,019,102)        (87,316,948)      (48,449,439)

      Increase (decrease)  in real estate loans                ---------------------------------------------------------
        receivable (before net items)                            $  (4,956,835)      $     528,111      $ 12,322,749
                                                               =========================================================

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

NONPERFORMING LOANS

         GENERAL. The Competitive Equality Banking Act of 1987 ("CEBA") mandated certain requirements for the accounting and reporting of slow paying loans. CEBA requires the Bank to classify all assets, make general and specific allowances for possible loan losses, generate internal loan classifications, create a special mention category, and appraise all real estate owned.

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

         The Bank maintains general reserves against possible loan losses, calculated as a percentage of total loans based on historic loss experience. The following table provides an analysis of the allowance for loan losses:

                                                                              For the year ended December 31,
                                                          2002             2001            2000            1999           1998
                                                          -----            ----            ----            ----           ----
Balance at the beginning of the period               $ 1,300,000      $   803,744      $  730,000      $  686,896     $  692,787
Charge-offs:
     Residential mortgages                               448,217          226,230         117,403          15,000        123,309
     Commercial mortgages                                121,053           42,900               -               -              -
     Construction loans - residential                          -                -               -               -              -
     Construction loans - commercial                           -                -               -               -              -
     Commercial nonmortgage loans                        130,718          175,675          25,061               -              -
     Loans secured by deposits                                 -                -               -               -              -
     Other consumer and installment loans                250,118          162,412         188,219         127,890         77,831
                                                    -----------------------------------------------------------------------------
          Total charge-offs                              950,106          607,217         330,683         142,890        201,140
Recoveries
     Residential mortgages                                     -           21,344          54,261           3,000         16,081
     Commercial mortgages                                  2,966                -               -               -              -
     Construction loans - residential                          -                -               -               -              -
     Construction loans - commercial                           -                -               -               -              -
     Commercial nonmortgage loans                         16,548            3,021           2,044               -              -
     Loans secured by deposits                                 -                -               -               -              -
     Other consumer and installment loans                 55,713           22,914          39,122          78,994          5,255
                                                    -----------------------------------------------------------------------------
          Total recoveries                                75,227           47,279          95,427          81,994         21,336
Net charge-offs                                          874,879          559,938         235,256          60,896        179,804
Provision for loan losses                              1,494,916        1,056,194         309,000         104,000        173,913
                                                    -----------------------------------------------------------------------------
Balance at the end of the period                     $ 1,920,037      $ 1,300,000      $  803,744      $  730,000     $  686,896
                                                    =============================================================================
Ratio of net charge-offs during the period to
     Average loans outstanding during the period           0.40%            0.25%           0.11%           0.03%          0.10%

Allowance for loan losses to total loans                   0.88%            0.58%           0.36%           0.35%          0.39%
Nonperforming assets to total assets                       1.76%            1.55%           0.86%           0.80%          0.74%
Allowance for loan losses to nonperforming assets         36.82%           29.91%          34.50%          36.50%         38.98%

         The following table shows the allocation of the allowance for loan losses as of the dates indicated by loan type:

                                                                              December 31,
                                ----------------------------------------------------------------------------------------------------
                                        2002                 2001                2000                1999                1998
                                ----------------------------------------------------------------------------------------------------
                                           Percent              Percent             Percent             Percent             Percent
                                              of                   of                  of                  of                  of
                                           Loans in             Loans in            Loans in            Loans in            Loans in
                                             Each                 Each                Each                Each                Each
                                           Category             Category            Category            Category            Category
                                              to                   to                  to                  to                  to
                                             Total                Total               Total               Total               Total
                                  Amount     Loans     Amount     Loans     Amount    Loans     Amount    Loans     Amount    Loans
Residential 1-4 family          $  491,171   58.87%  $  304,503   67.13%  $ 391,768   71.96%  $ 358,027   73.33%  $ 381,269   75.85%
Commercial mortgages               956,217   23.24%     470,459   15.92%    189,927   11.73%     92,273    9.60%     75,020    8.30%
Construction loans -
residential                          8,651    3.70%      35,014    3.62%     23,871    2.14%          -    3.43%               2.49%
Construction loans - commercial     16,914    1.75%           -    0.20%          -    0.14%          -    0.13%               0.42%
Commercial nonmortgage loans       314,963    6.94%     165,188    5.89%     92,594    5.72%    125,077    5.61%    101,691    3.98%
Loans secured by deposits                -    0.26%           -    0.26%          -    0.19%          -    0.08%          -    0.11%
Other consumer and installment     132,121    5.23%     324,836    6.98%    105,584    8.14%    154,623    7.82%    128,916    8.85%
                                ----------------------------------------------------------------------------------------------------
     Total allowance for loan
        losses                  $1,920,037  100.00%  $1,300,000  100.00%  $ 803,744  100.00%  $ 730,000  100.00%  $ 686,896  100.00%
                                ====================================================================================================


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

         If an account continues to deteriorate to a point that it is 90 days past due, immediate steps are taken to collect payments due to date, secure additional collateral, or repossess existing collateral. The Bank retains collateral obtained as a result of loan default as an asset at the lower of cost or market value until sold or disposed in a different manner.

         Loans in nonaccrual status as of December 31, 2002 consisted of loans for which foreclosure had begun or full collection of the loan was questionable. The Bank generally places mortgage loans (other than loans in the foreclosure process) in nonaccrual status at the earlier of 180 days or the date on which the carrying value (loan balance plus accrued interest less specific valuation allowance) exceeds an estimate of the market value of the collateral securing the loan. The Bank generally places commercial loans (other than loans in the foreclosure process) in nonaccrual status at the earlier of 90 days or the date on which the carrying value (loan balance plus accrued interest less specific valuation allowance) exceeds an estimate of the market value of the collateral securing the loan.

         The following table presents the aggregate amount of troubled asset categories as of the end of the period indicated:

                                                              As of December 31,
                                        ---------------------------------------------------------------
                                            2002          2001        2000        1999        1998
                                            ----          ----        ----        ----        ----
Past due 90 days and still accruing        $  899,975   $1,073,625  $1,314,288  $1,142,680  $1,619,254
Nonaccrual loans                            2,955,666    2,821,965     911,610     487,574           -
Real estate owned                           1,358,759      451,173     103,500     369,952     478,677
                                        ---------------------------------------------------------------
     Total nonperforming assets             5,214,400    4,346,763   2,329,398   2,000,206   2,097,931
Restructured assets                           626,882    1,381,920   1,030,858     514,746     466,000
                                        ---------------------------------------------------------------
     Total troubled assets                 $5,841,582   $5,728,683  $3,360,256  $2,514,952  $2,563,931
                                        ===============================================================
Ratio of troubled assets to
     total loans                                2.75%        2.61%       1.50%       1.22%       1.44%
                                        ===============================================================
Ratio of troubled assets to
     total assets                               1.97%        2.05%       1.24%       1.00%       1.08%
                                        ===============================================================

INVESTMENT ACTIVITIES

         The Bank has the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal and state agencies, certificates of deposit at insured financial institutions, banker's acceptances, and federal funds.

                                                                                   December 31,
                                                    ---------------------------------------------------------------------------
                                                              2002                     2001                     2000
                                                    ---------------------------------------------------------------------------
                                                        Book        % of        Book         % of         Book        % of
                                                       Value        Total       Value       Total        Value        Total
                                                    ---------------------------------------------------------------------------
Investment securities:
   U.S. Treasury and agency securities                $        -       0.00%  $  549,996        7.87%   $4,439,731      46.38%
   Obligations of states and political subdivisions    3,177,986      40.78%   2,320,298       33.22%    1,634,630      17.08%
   Other Securities                                      500,000       6.41%           -        0.00%            -       0.00%
                                                    ---------------------------------------------------------------------------
   FHLB stock                                          4,115,400      52.81%   4,115,400       58.91%    3,497,500      36.54%
                                                    ---------------------------------------------------------------------------
      Total investment securities and FHLB stock      $7,793,386     100.00%  $6,985,694      100.00%   $9,571,861     100.00%
                                                    ===========================================================================
Mortgage-backed securities
   GNMA                                               $  409,674       4.60%  $  544,363       52.64%   $  702,576      55.69%
   FNMA                                                  259,372       2.91%     350,712       33.91%      398,136      31.56%
   FHLMC                                                 107,895       1.21%     120,763       11.68%      138,620      10.99%
   SBA                                                 7,458,381      83.68%      -             0.00%      -             0.00%
                                                    ---------------------------------------------------------------------------
      Subtotal                                         8,235,322      92.40%   1,015,838       98.23%    1,239,332      98.24%
   Unamortized premium, net                              677,401       7.60%      18,281        1.77%       22,253       1.76%
                                                    ---------------------------------------------------------------------------
      Total mortgage-backed securities                $8,912,723     100.00%  $1,034,119      100.00%   $1,261,585     100.00%
                                                    ===========================================================================


         The following table sets forth the maturity composition of the Bank's investment and mortgage-backed securities at the dates indicated:

                                                                           December 31, 2002
                                                                           -----------------
                                                      Less than     1 to 5      5 to 10    More than
                                                        1 year       years       Years      10 years      Total
                                                     --------------------------------------------------------------
Investment securities
     U.S. Treasury and agency securities             $          -  $        -  $        -  $        -   $        -
     Obligations of states and political
       subdivisions                                       360,129     755,169     648,674    1,414,014   3,177,986
     Other securities                                           -           -           -      500,000     500,000
                                                     --------------------------------------------------------------
          Total investment securities                $    360,129    $755,169  $  648,674  $ 1,914,014  $3,677,986
                                                     ==============================================================
     Weighted average rate                                  4.48%       4.30%       4.48%        4.99%       4.71%

Mortgage-backed securities                           $          -  $        -  $        -  $ 8,912,723  $8,912,723
                                                     ==============================================================
     Weighted average rate                                      -           -           -        5.29%       5.29%

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

         At December 31, 2002 approximately 51.5%, or $104.4 million, of the Bank's deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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

         The following table sets forth the change in composition of deposit account types offered by the Bank at the dates indicated:

                                 Balance at                                Balance at
                                  Dec. 31,       % of      Increase         Dec. 31,         % of     Increase
                                    2002       Deposits   (Decrease)          2001         Deposits  (Decrease)
                              ---------------------------------------  -----------------------------------------
Passbook and savings           $  40,890,720    20.18%     2,815,419     $  38,075,301      21.27%    2,563,070
NOW accounts                      47,823,961    23.61%       653,061        47,170,900      26.33%    6,949,453
Noninterest-bearing deposits      12,747,121     6.29%     1,884,228        10,862,894       6.06%    1,025,706
Money market deposit and
     Super NOW accounts            2,900,110     1.43%       664,089        2,236,021        1.25%    (402,226)
Certificates of deposit:
     Six-month money
         market certificates       5,686,949     2.81%       634,284         5,052,665       2.82%    2,755,822
     IRA certificates             10,872,937     5.37%      (76,103)       10,949,040        6.11%      193,824
     Jumbo certificates           32,948,100    16.27%    19,397,222       13,550,878        7.56%        4,472
     Other certificates           48,693,898    24.04%   (2,538,230)        51,232,128      28.60%  (7,815,619)
                              ---------------------------------------  -----------------------------------------
         Total                 $ 202,563,796   100.00%   $23,433,970     $ 179,129,826     100.00%   $5,274,502
                              =======================================  =========================================

                                 Balance at
                                  Dec. 31,       % of      Increase
                                    2000       Deposits   (Decrease)
                              ---------------------------------------
Passbook and savings           $  35,512,231    20.42%     1,387,210
NOW accounts                      40,221,447    23.14%   (2,447,195)
Noninterest-bearing deposits       9,837,187     5.66%     1,637,840
Money market deposit and
     Super NOW accounts            2,638,247     1.52%     (638,410)
Certificates of deposit:
     Six-month money
          market certificates      2,296,843     1.32%   (3,180,023)
     IRA certificates             10,755,216     6.19%     (191,689)
     Jumbo certificates           13,546,406     7.79%     3,855,774
     Other certificates           59,047,747    33.96%     9,751,968
                              ---------------------------------------
          Total                $ 173,855,324   100.00%   $10,175,475
                              =======================================

         The following table shows the amount and interest rates of certificates of deposit accounts with balances of $100,000 or greater issued by the Bank as of December 31, 2002.


                                                            Weighted
                   Maturity Date             Amount       Average Rate
                   -------------             ------       ------------
         01/01/2003 - 03/31/2003          $  8,190,384       3.092%
         04/01/2002 - 06/30/2002             1,912,416       3.369%
         07/01/2002 - 12/31/2002             5,732,813       3.103%
         After 12/31/2002                   18,617,212       4.912%
                                        -------------------------------
            Total                         $ 34,452,825       4.093%
                                        ===============================

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

         Outstanding FHLB borrowings and advances as of December 31, 2002 totaled $64.4 million compared to $70.1 million as of December 31, 2001 and $67.4 million as of December 31, 2000. The weighted average interest rate on FHLB borrowings and advances outstanding as of December 31, 2002 was 4.79%, as of December 31, 2001 was 5.68% and as of December 31, 2000 was 6.40%.

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

TRUST DEPARTMENT

         The Bank began to offer full trust services on January 2, 1997. The Bank is staffed with two experienced trust officers who were formerly with another local financial institution. The Trust Department offers trust, custodial, and agency accounts to its customers within the Bank's market area. It is anticipated that the operations of the Trust Department will not only fulfill trust needs of the Bank's current customers but will also attract new customers to the Bank. The Trust Department had total assets serviced under either management or custody agreements of $94.6 million at December 31, 2002. The Trust Department's net income was $96,128, $97,465 and $105,104 for the years ended December 31, 2002, 2001 and 2000, respectively.

SERVICE CORPORATION ACTIVITIES

         The Bank has four wholly-owned service corporations, Oakleaf Financial Services, Inc., previously SFB Agency, Ludington Service Corporation, First Michiana Development Corporation of Sturgis, and Oak Mortgage, LLC, all incorporated under the laws of the State of Michigan. First Michiana Development Corporation holds stock in a reinsurance bank, title insurance agency and its largest asset is an equity investment in a limited partnership providing low-income housing. The total investment in this limited partnership as of December 31, 2002 was $161,080. (See Note 1 of the Notes to Consolidated Financial Statements). This limited partnership, titled H.O.M.E. Limited Dividend Housing Association Limited Partnership, is a 70 unit apartment complex in Holland, Michigan which provides housing for low income senior citizens. The project is designed to provide investors with low income housing tax credits under Section 42 of the Internal Revenue Code. Neither Ludington nor First Michiana has been actively operating within the past few years; their sole function currently is to hold investments. The Bank purchased all of the outstanding stock of SFB Agency, Inc. in 1995 for $1,000. On January 14, 2000, SFB Agency, Inc. purchased McKillen Financial, Inc. SFB Agency, Inc.'s name was changed to Oakleaf Financial Services, Inc. Oakleaf Financial Services, Inc. sells securities and insurance products provided by a third party securities firm and an insurance agency. As of December 31, 2002, Oakleaf Financial Services, Inc. had six full time employees. The Bank also established Oak Mortgage, LLC in 2001. Oak Mortgage, LLC originates and services residential mortgages. Oak Mortgage, LLC has three full-time employees.

         Net income derived from the subsidiary activities is included in the consolidated statements of income for the Bank.

EMPLOYEES

         As of December 31, 2002, the Bank employed 133 employees including 26 part-time employees. Management considers its relations with its employees to be excellent.

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

SUPERVISION AND REGULATION

         GENERAL. State chartered savings banks, such as the Bank, are regulated by the Michigan Division of Financial Institutions of the Office of Financial and Insurance Services ("DFI") and FDIC and have their deposits insured by the Savings Association Insurance Fund ("SAIF"), administered by FDIC. The Bank is subject to periodic DFI and FDIC examinations to test compliance by an institution with various regulatory requirements. This supervision and regulation is intended primarily for the protection of depositors. Although the FDIC rating for the Bank cannot be publicly disclosed, the following areas of regulatory requirements demonstrate the scope and degrees of compliance by the Bank.

         In addition to laws that affect businesses in general, financial institutions are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth In Lending Act, the Truth In Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Bank Secrecy Act, the Omnibus Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), the FDIC Improvement Act of 1991 ("FDICIA"), electronic funds transfer laws, redlining laws, antitrust laws, environmental laws, and privacy laws. Violation of these laws could result in significant fines and penalties upon banks and their directors and officers.

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

         Although the Act is designed to increase competition and could have long-range impact on the competition of the Bank, Management of the Bank believes that there will be no immediate impact on the Bank's performance.

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

         In June 2001, Statement of Financial Accounting Standards No. 142 (FAS
142), GOODWILL AND OTHER INTANGIBLE ASSETS" was issued and is effective for fiscal years beginning after December 15, 2001. Under FAS 142, identifiable intangible assets that meet certain criteria will continue to be amortized over their estimated useful lives. However, goodwill and non-identifiable intangible assets are no longer amortized. Instead, these assets are evaluated for impairment on an annual basis. If an asset is deemed to be impaired, the asset is written down through an adjustment to current earnings. As a result of adopting FAS 142, the Bank will no longer be amortizing goodwill.


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

         REGULATORY CAPITAL REQUIREMENTS. As of December 31, 2002, the Bank was subject to the capital adequacy regulations adopted by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (See Note 11 - Regulatory Matters in the Notes to Consolidated Financial Statements).

The Bank's actual total capital as of December 31, 2002 was $25.0 million, or 12.5% of risk-weighted assets, compared to $20.0 million, or 10.0% of risk-weighted assets to be classified as well-capitalized.

The Bank's actual Tier 1 capital as of December 31, 2002 was $23.1 million, or 11.5% of risk-weighted assets, compared to $12.0 million, or 6.0% of risk-weighted assets to be classified as well-capitalized.

The Bank's actual Tier 1 capital as of December 31, 2002 was $23.1 million, or 7.8% of adjusted assets of $296.2 million, compared to $14.8 million, or 5.0% of adjusted assets to be classified as well-capitalized.

         The tangible assets of the Bank as of December 31, 2002 were $292.0 million with tangible capital of $23.1 million, or 7.9%, compared to a requirement of 3.0% to be adequately capitalized.

         Risk-weighted assets are the total assets of the Bank multiplied by risk-weighting percentages assigned in the capital regulations. Risk-weighting percentages range from 0% to 100%, depending on the regulatory definition of the risk profile of the underlying assets. The Bank's risk-weighted assets totaled $200.1 million as of December 31, 2002, which created a risk-based capital requirement of $16.0 million. The Bank's risk-based capital was $25.0 million or 12.5% as of December 31, 2002.

         The DFI assessment for calendar year 2000, based on total assets as of December 31, 1999, was $17,852, due to a decrease in the assessment rates. The DFI assessment for calendar year 2001, based on total assets as of December 31, 2000, was $26,428. The DFI assessment for calendar year 2002, based on total assets as of December 31, 2001, was $27,025.

         INSURANCE OF ACCOUNTS. The Bank's savings accounts are insured up to applicable limits of SAIF. As federal supervisory agency over state chartered savings banks, the FDIC issues regulations, conducts examinations and generally supervises the operations of such SAIF insured institutions. Any institution that does not operate in accordance with or conform to applicable regulations, policies and directives may be sanctioned for noncompliance. For example, proceedings may be instituted against any insured institution or any director, officer, or employee of such institution who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. As administrator of SAIF, the FDIC has the authority to terminate insurance of savings accounts pursuant to procedures established for that purpose. If the FDIC terminates insurance of accounts, the deposits in the institution subject to termination proceedings will continue to be insured by SAIF for a period of two years following the date of termination.

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

         QUALIFIED THRIFT LENDER TEST. The Bank must maintain its status as a "qualified thrift lender" ("QTL") in order to exercise the powers granted to a state charted savings bank and maintain full access to FHLB advances. The Bank will remain a QTL if its qualified thrift investments continue to equal or exceed 50% of the savings association's portfolio assets. As of December 31, 2002 the Bank had substantially more than 50% of its portfolio assets invested in qualified investments, due to its concentration in residential mortgage lending.

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

         LOANS TO ONE BORROWER. The Bank may lend up to 15% of the sum of capital (common stock) and surplus (additional paid-in capital). Upon a 2/3 vote by the Board of Directors of the bank, the limitation may be increased to 25% of the sum of capital and surplus. The 25% limitation restricts loans to one borrower to $5.9 million at December 31, 2002, which the Bank has not exceeded. As a Michigan savings bank, the Commissioner of the DFI has discretion to determine the Bank's percentage limit on loans to one borrower.

         DEMAND ACCOUNTS. In the past, a savings institution was restricted to having a demand account with certain entities (nonpersonal accounts) only if a lending relationship existed. That restriction has been lifted; however the accounts still may not pay interest. This enables the Bank to increase its lower-cost deposit base.

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

         TRUTH IN SAVINGS. The Truth in Savings Act became effective on June 22, 1993. The regulation requires uniform calculation and disclosure of interest-related features of accounts, as well as all service fees assessed on consumer deposit accounts.

         APPRAISAL POLICIES. The Bank's management must develop, implement and maintain appraisal policies and practices. The statement of policy provides guidance to management concerning relevant and accepted appraisal standards to be considered in the development of an institution's appraisal guidelines. Management is required to develop and adopt guidelines for hiring appraisers, including consideration of education, experience and membership in professional organizations. In addition, management is required to periodically review the performance of approved appraisers.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board has adopted regulations that require savings institutions to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts) and non-personal time deposits with an original maturity of less than 18 months. As of December 31, 2002, the Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the regulatory agencies. Because required reserves must by maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to Federal Housing Finance Board supervision and regulation. As a member, the Bank is required to acquire and hold stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances from the FHLB, whichever is greater. The Bank is in compliance with this requirement with an investment in the FHLB of $4.1 million in stock as of December 31, 2002.

         The Bank's borrowings from the FHLB must be collateralized by 145% of the borrowed amount. Assets eligible for collateral include permanent one-to-four family whole mortgages loans, excluding mortgages of employees and mortgages delinquent more than 60 days (see Borrowings). The Bank's assets that qualified for collateral on FHLB borrowings were $99.6 million as of December 31, 2002. Therefore, the limitation on additional FHLB borrowings would be $4.3 million ($99.6 million / 145% - $64.4 million = $4.3 million).

         The following table indicates the amount of advances received from the FHLB, due dates and accompanying interest rates:

                                                                                            December 31,
                                                                                            ------------
Short-term advances                                                              2002           2001            2000
                                                                                 ----           ----            ----
     Line of credit, 1.33% at Dec. 31, 2002, 6.30% at Dec. 31, 2000           $ 1,671,907    $         -      $7,460,855
     Fixed interest rate, maturing December 19, 2001, 6.16% at Dec. 31, 2000            -              -       2,100,000
     Fixed interest rate, maturing February 23, 2002, 5.12% at Dec. 31, 2001            -      6,000,000               -
     Variable interest rate, maturing March 3, 2003, 1.33% at Dec. 31, 2002     3,000,000              -               -
     Variable interest rate, maturing June 16, 2003, 1.33% at Dec. 31, 2002     2,000,000              -               -
                                                                              ------------   ------------    -----------
          Total short-term advances                                             6,671,907      6,000,000       9,560,855
                                                                              ------------   ------------    -----------

Long-term advances
     6.50%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on April 16, 2001                             -              -         671,200
     7.18%; fixed rate, payment due at maturity on February 19, 2002                    -     10,000,000      10,000,000
     7.18%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on June 17, 2002                              -        526,472         650,316
     6.22%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on October 15, 2002                           -        765,814         949,621
     6.09%; fixed rate, payment due at maturity on December 19, 2002                    -      1,200,000       1,200,000
     5.31%; fixed until February 22, 2000 with quarterly repricing thereafter,
          Rate at Dec. 31,2000, 6.76%, with maturity on February 19, 2003               -              -      10,000,000
     6.09%; fixed rate, payment due at maturity on December 19, 2003            3,700,000      3,700,000       3,700,000
     7.17%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on May 17, 2004                         515,121        645,506         796,663
     7.34%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on March 15, 2005                     5,821,641      8,079,672      10,000,000
     5.70%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on February 14, 2006                  6,672,727      8,159,399       9,881,721
     5.50%; fixed until February 19, 2003 with quarterly repricing
          thereafter, with maturity on February 19, 2008                       10,000,000     10,000,000      10,000,000
     4.20%; fixed until March 18, 2002 with quarterly put option thereafter
          Maturing March 16, 2011                                              10,000,000     10,000,000               -
     4.29%; fixed until November 17, 2003 with quarterly put option thereafter
          when 3-month LIBOR exceeds 8.00%, maturing November 15, 2011          1,000,000      1,000,000               -
     4.55%; fixed until December 22, 2003 with quarterly put option thereafter when 3-month LIBOR exceeds 7.50%, maturing
          December 20, 2011                                                    10,000,000     10,000,000               -
     4.85%; fixed until February 25, 2005 with quarterly put option thereafter
          when 3-month LIBOR exceeds 8.00%, maturing February 27, 2012         10,000,000              -               -
                                                                              ------------   ------------    -----------
     Total long-term advances                                                  57,709,489     64,076,863      57,849,521
                                                                              ------------   ------------    -----------

Total FHLB advances                                                           $64,381,396    $70,076,863     $67,410,376
                                                                              ============   ============    ===========

         Annual payments of FHLB long-term advances are as follows:

                               Payments On
                   Year         Long-Term
                  Ending        Advances
               ----------------------------
                   12/31/03   $  7,377,466
                   12/31/04      3,428,740
                   12/31/05      2,557,211
                   12/31/06      3,346,072
                   12/31/07              -
                   12/31/08     10,000,000
                   12/31/09              -
                 Thereafter     31,000,000
                            ---------------
                              $ 57,709,489
                            ===============


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

         An annual report to stockholders and proxy statement are provided to each stockholder of record as of the record date for the Annual Meeting of stockholders, which is usually set as a date in mid-March. The record date for the April 29, 2003 Annual Meeting of stockholders is March 17, 2003. These documents are also filed with the Securities and Exchange Commission. The Company holds its Annual Meeting of stockholders in the last week of April each year at which each stockholder of record, as of the record date, is entitled to vote either in person or by proxy.

         Directors, insiders, and certain officers are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in the Common Stock of the Company and options thereof. The Company is required to report any of these filings that are delinquent.

         All filings are subject to review by the Securities and Exchange Commission and filers are subject to potential civil, administrative, and criminal liability for any misrepresentations or omissions of any material fact in their securities filings.

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

         STATE TAXATION. The Company is also subject to taxes imposed by the State of Michigan. The Single Business Tax is the primary tax and is a "value added" type of tax for the privilege of doing business in the State of Michigan. The tax, at a rate of 1.9%, is on a tax base made up by adding compensation, depreciation and other expenses to federal taxable income, and subtracting interest earned on federal obligations (net of associated expense) and the acquisition costs of tangible assets during the year.

ENVIRONMENTAL

         The Bank recognizes that with each real estate mortgage loan there is potential exposure to environmental liability and therefore the Bank has adopted a written environmental risk reduction procedure. The Bank's environmental risk reduction procedure does not protect it from legal liability.

         Typically, the procedure requires that a Phase I Environmental Analysis be performed prior to closing for most mortgage loans over $100,000 secured by commercial or industrial real estate. The borrower is required to pay the cost of this analysis. The Bank will consider factors such as prior use of the property, the dollar amount of the loan and review an environmental hazard report from a qualified environmental firm to determine whether additional environmental assessments are necessary.

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

                               ITEM 2. PROPERTIES

     The following table sets forth certain information regarding the Bank's properties as of December 31, 2002. All offices are owned by the Bank (except as noted), free and clear of encumbrances and are full service offices.

                                                               Approximate
                                Address              Owned/      Square
      Location                City, St Zip           Leased      Footage                    Other Information
      --------                ------------           ------      -------                    -----------------
Sturgis (Main Office)   113-125 East Chicago Road    Owned       22,422     Opened in 1905, relocated to present location in 1974.
                        Sturgis, MI  49091

   Branch Offices
   --------------
Bronson                 863 West Chicago Road        Owned        2,400     Opened by First National Bank of Sturgis in 1978 and
                        Bronson, MI  49028                                  acquired in 1997.

Centreville             158 West Main                Owned        3,096     Acquired from First of America Bank, N.A. in 1998.
                        Centreville, MI  49032

Climax                  125 North Main               Owned        1,344     Acquired from First of America Bank, N.A. in 1998.
                        Climax, MI  49034

Coldwater               290 East Chicago Road        Owned        1,200     Opened in 1978 by First Federal Savings & Loan of Battle
                        Coldwater, MI  49036                                Creek and acquired from Great Lakes Bancorp in 1996

Colon                   110 South Blackstone Street  Owned        1,180     Opened in 1978, relocated to present location in 1991.
                        Colon, MI  49040

South Haven             1121 LaGrange Street         Owned        2,450     Acquired from First of America Bank, N.A. in 1998.
                        South Haven, MI  49090

Sturgis                 1001 South Centerville Road  Owned        1,908     Opened in 1975 by First Federal Savings & Loan of
                        Sturgis, MI  49091                                  Kalamazoo and acquired from Standard Federal Bank in
                                                                            1991.

Sturgis                 1501 East Chicago Road       Leased         500     Leased in 1997.  Limited service branch.
                        Sturgis, MI  49091

Three Rivers            115 North Main Street        Owned        1,856     Opened by Kalamazoo Savings & Loan in 1975.
                        Three Rivers, MI  49093                             Acquired from First Federal of Michigan in 1988.

White Pigeon            122 West Chicago Road        Owned        1,854     Opened in 1905, relocated to present location in 1974.
                        White Pigeon, MI  49099

         As of December 31, 2002, the net book value of all of the Bank's offices, including land, buildings, furniture, fixtures and equipment, including data processing equipment, was $6.6 million. Each of the properties is in good condition.

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


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2002, no matters were submitted to a vote of security holders.


PART II.

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained in the sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Market Information" in the 2002 Annual Report to Stockholders is incorporated herein by reference.

         In addition to the information incorporated by reference the following table shows sales of unregistered securities by the Company within the past three years.

                   Date of    Number of    Exercise
                     Sale      Shares       Price           Name
          ------------------------------------------------------------------
                   03/31/00       600       4.35     Waltke, Joyce
                   04/14/00       600       4.35     Eishen, Chandre
                   04/14/00     2,100       4.35     Eishen, Eric
                   04/14/00       501       4.35     Hoggatt, Brian
                   04/14/00       225       4.35     Lintz, Jodie
                   04/14/00        75       4.35     Losinski, Robin
                   04/14/00       225       4.35     Mussall, Linda
                   04/14/00       150       4.35     Patterson, Dawn
                   04/20/00       150       4.35     Isaac, Toby
                   04/20/00     1,095       4.35     Parker, Tracey
                   04/21/00       315       4.35     Gloy, Trudy
                   04/21/00       612       4.35     Moyer, Arthur
                            ----------
                               37,735
                            ==========

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

                         ITEM 6. SELECTED FINANCIAL DATA

         The information contained in the section captioned "Selected Financial Data" in the 2002 Annual Report to Stockholders is incorporated herein by reference.


     ITEM 7. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Stockholders is incorporated herein by reference.

      ITEM 7.A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained in the section captioned "Asset/Liability Management" in the 2002 Annual Report to Stockholders is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements contained in the 2002 Annual Report to the Stockholders are incorporated herein by reference.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

         The stockholders at the 2002 Annual Meeting ratified the selection of Plante & Moran, PLLC as independent public accountants for the year ending 2002. There have been no disagreements on accounting and financial disclosure matters with Plante & Moran, PLLC.


PART III.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the executive officers and directors of the Company, the information contained under the section captioned "PROPOSAL I--ELECTION OF DIRECTORS" in the Company's Proxy Statement for the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference (the "Proxy Statement").

                         ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the section captioned "PROPOSAL I--ELECTION OF DIRECTORS" in the Proxy Statement in incorporated herein by reference.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS

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


PART IV.

                        ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date the Company performed its evaluation.


                ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(A)      FINANCIAL STATEMENTS AND SCHEDULES

         The financial statements are set forth under Item 8 of this report on Form 10-K.

         Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(B)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

(C)      EXHIBIT LISTING

         EXHIBIT NUMBER               DESCRIPTION
         ----------------------------------------

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

              10.4  Employment Agreement with Eric L. Eishen (4)

              10.5  Employment Agreement with Brian P. Hoggatt (4)

              10.6  Employment Agreement with David E. Watters (4)

              10.7  Employment Agreement with Ronald W. Scheske (4)

              10.8  Employment Agreement with Steven L. Gage (5)

              13.1  Annual Report to Stockholders

              21    Subsidiaries of Registrant

              99.1 Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.
(2) Incorporated by reference to 1994 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.
(3) Incorporated by reference to 1995 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.
(4) Incorporated by reference to Form 10-Q for Sturgis Bancorp, Inc. for the quarter ended June 30, 2002.
(5) Incorporated by reference to Form 10-Q for Sturgis Bancorp, Inc. for the quarter ended September 30, 2002.


AVAILABLE INFORMATION

         Copies of the Bank's filings with the FDIC under the Securities Exchange Act of 1934 can be obtained from Sturgis Bank & Trust Company by contacting President Eric L. Eishen at Sturgis Bank & Trust Company, 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (269)651-9345 or, for a nominal fee from the FDIC at telephone number (202)898-8913 or fax number
(202)898-3909. Filings of the Company can be obtained from the Company by contacting President Leonard L. Eishen at Sturgis Bancorp, Inc., 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (269)651-9345 or through the Securities and Exchange Commission Edgar System at WWW.SEC.GOV.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sturgis, State of Michigan, on March 17, 2003.



                                               Sturgis Bancorp, Inc.



                                               By: /s/
                                                   -----------------------------
                                                   Leonard L. Eishen
                                                   President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, in the City of Sturgis, State of Michigan, on March 17, 2003.


            Signature                                   Title

/s/
_________________________________                      Director
     Raymond H. Dresser, Jr.


/s/
_________________________________                 Director, President and
        Leonard L. Eishen                         Chief Executive Officer


/s/
_________________________________                 Director, Vice President
         Eric L. Eishen


/s/
_________________________________             Director, Chairman of the Board
       Lawrence A. Franks


/s/
_________________________________                      Director
         Donald L. Frost


/s/
_________________________________           Director, Vice Chairman of the Board
        James A. Goethals


/s/
_________________________________                      Director
         Philip G. Ward


/s/
_________________________________               Chief Financial Officer and
         Brian P. Hoggatt                          Secretary/Treasurer

I, Leonard L. Eishen, certify that:

1. I have reviewed this report on Form 10-K of Sturgis Bancorp, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   March 25, 2003      /s/
       --------------      -----------------------------------------------
                           Leonard L. Eishen, President, Chief Executive Officer

I, Brian P. Hoggatt, certify that:

1. I have reviewed this report on Form 10-K of Sturgis Bancorp, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   March 25, 2003      /s/
       --------------      -----------------------------------------------
                           Brian P. Hoggatt, Chief Financial Officer