Form 10-Q
period 2003-03-31
STURGIS BANCORP INC
filed 2003-05-15
CIK 1166362

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
Form 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2003

Common Stock, $1.00 par value	2,808,535

     Transitional Small Business Disclosure Format (check one); Yes                     No X

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No      X

STURGIS BANCORP, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:
Condensed Consolidated Statements	4
of Financial Condition—March 31, 2003 and December 31, 2002
Condensed Consolidated Statements of Income—	5
Three Months Ended March 31, 2003 and 2002 (Unaudited)
Condensed Consolidated Statements of Cash Flows—	6
Three Months Ended March 31, 2003 and 2002 (Unaudited)
Notes To Condensed Consolidated	7
Financial Statements
Item 2. Management’s Discussion and Analysis	16
of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures	27
about Market Risks
Item 4. Controls and Procedures	27
Part II. Other Information
Item 1. Legal Proceedings	28
Item 2. Changes in Securities	28
Item 6. Exhibits and Reports on Form 8-K	28
Signatures	30

PART I. FINANCIAL INFORMATION

     Throughout this Form 10-Q, Sturgis Bancorp, Inc. will be referred to as Bancorp and Sturgis Bank and Trust Company and its subsidiaries will be referred to as the Bank. Bancorp is a financial holding company under the Bank Holding Company Act of 1956, as amended. The Bank is a wholly owned subsidiary of Bancorp.

ITEM 1. FINANCIAL STATEMENTS

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	March 31,	December 31,
	2003	2002
ASSETS
Cash and due from banks	$10,718,788	$13,064,101
Short-term interest-bearing deposits	2,372,751	7,183

Total cash and cash equivalents	13,091,539	13,071,284
Interest-bearing deposits in banks	15,363,541	23,018,375
Securities — Available-for-sale	9,033,989	—
Securities — Held-to-maturity	12,382,055	12,590,709
Federal Home Loan Bank stock, at cost	4,115,400	4,115,400
Loans held for sale	8,477,655	7,437,506
Loans, net	205,955,615	212,043,350
Real estate owned	1,415,988	1,358,759
Bank owned life insurance	6,411,001	6,335,429
Accrued interest receivable	1,747,611	1,731,948
Investment in limited partnership	1,194,280	161,080
Premises and equipment, net	6,806,715	6,641,980
Intangible assets
Goodwill, net of accumulated amortization	5,109,419	5,109,419
Originated mortgage servicing rights	1,548,006	1,501,922
Other intangible assets	104,605	105,601
Other assets	1,371,865	1,461,695

Total assets	$294,129,284	$296,684,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts:
Noninterest-bearing	$13,152,634	$12,747,121
Interest-bearing	196,652,432	189,816,675
Borrowings from Federal Home Loan Bank	54,144,253	64,381,396
Accrued interest payable	769,263	935,954
Other liabilities	1,335,810	1,350,783

Total liabilities	266,054,392	269,231,929
Stockholders’ equity:
Common stock	2,808,535	2,799,535
Additional paid-in capital	17,805,688	17,732,617
Retained earnings	7,460,669	6,920,376

Total stockholders’ equity	28,074,892	27,452,528

Total liabilities and stockholders’ equity	$294,129,284	$296,684,457

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,

	2003	2002
Interest income
Loans	$3,678,018	$4,078,088
Mortgage-backed securities	72,111	13,945
Investments	150,444	116,660
Interest-bearing deposits	177,345	164,684
Overnight deposits at FHLB	12,789	32,671

Total interest income	4,090,708	4,406,048
Interest expense
Deposits	1,156,933	1,222,736
FHLB advances	748,799	912,212

Total interest expense	1,905,732	2,134,948

Net interest income	2,184,976	2,271,100
Provision for loan losses	318,688	580,132
Net interest income after provision for loan losses	1,866,288	1,690,968
Noninterest income:
Service charges and other fees	351,946	369,100
Commission income	238,963	209,996
Mortgage banking activities	734,479	584,642
Trust fee income	120,832	157,538
Increase in cash surrender value of life insurance	50,699	88,767
Other income	24,861	4,669

Total noninterest income	1,521,780	1,414,712
Noninterest expenses:
Salaries and employee benefits	1,170,581	1,116,247
Office occupancy and equipment	333,108	313,450
Deposit account expenses	50,127	48,336
Service bureau expense	205,313	158,053
Professional fees and services	98,079	87,124
Other	433,069	431,588
Total noninterest expenses	2,290,277	2,154,798

Income before provision for federal income tax	1,097,791	950,882
Provision for federal income tax	332,815	278,884

Net income	$764,976	$671,998

Basic earnings per share	$0.27	$0.22
Diluted earnings per share	$0.27	$0.22
Dividends declared per share	$0.08	$0.07

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended

	March 31	March 31
	2003	2002
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Income	$764,976	$671,998
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	153,074	147,022
Amortization of intangibles	317,852	132,902
Provision for loan losses	318,688	580,132
Premiums and discounts on investment securities	23,980	(12,788)
Gain on sale of loans	(477,520)	(285,705)
Loss (gain) on sale of real estate owned	931	(2,200)
Proceeds from the sale of loans held for sale	35,935,942	26,221,116
Loans originated for sale	(36,498,571)	(22,501,205)
Loss of equity in limited partnership	16,800	4,500
Increase in cash value of bank owned life insurance	(75,572)	(88,767)
Changes in assets and liabilities:
(Increase) in accrued interest and other assets	(288,772)	(408,682)
(Decrease) increase in accrued interest and other liabilities	(180,593)	1,820,002

Net cash provided by operating activities	11,215	6,278,326
Cash Flows from Investing Activities
Net decrease (increase) in interest -bearing deposits in banks	7,654,834	(12,243,805)
Proceeds from maturities of securities held-to-maturity	184,674	178,230
Purchase of securities held-to-maturity	—	(1,400,000)
Proceeds (purchase) of other securities	(9,033,989)	(1,269,253)
Purchase of investment in limited partnership	(1,050,000)	—
Net decrease in loans	5,482,378	8,175,142
Proceeds from sale of real estate owned	228,508	116,579
Purchases of premises and equipment	(317,809)	(128,925)

Net cash provided by (used in) investing activities	3,148,596	(6,572,032)
Cash Flows from Financing Activities
Net increase in demand and savings account deposits	14,808,633	12,180,247
Net decrease in certificates of deposits	(7,567,363)	(858,133)
Repayment of FHLB advances	(10,237,143)	(19,744,703)
Proceeds from FHLB advances	—	10,000,000
Dividends paid	(224,683)	(217,107)
Exercise of stock options	81,000	—
Stock Redemption	—	(1,047,265)

Net cash (used in) provided by financing activities	(3,139,556)	313,039

Net (decrease) increase in Cash and Cash Equivalents	20,255	19,333
Cash and Cash Equivalents — Beginning of Period	13,071,284	10,629,027

Cash and Cash Equivalents — End of Period	$13,091,539	$10,648,360

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A: FINANCIAL STATEMENTS.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Loans

     Substantially all of Bancorp’s loan activity is with customers located in southwestern and south-central, lower Michigan with a major concentration in single-family residential lending.

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

Loans Held for Sale

     The Bank sells a portion of its mortgage loan production into the secondary market. Loans held for sale are carried at the lower of cost or market until sold. Whenever loan costs exceed market value on a net aggregate basis, a valuation allowance is recorded.

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

Investment In Limited Partnership

     The Bank has an investment in an Indiana limited partnership and First Michiana Development Corporation, a wholly-owned subsidiary of the Bank, has an investment in a Michigan limited partnership, which are structured to generate low-income housing tax credits. These investments are accounted for using the equity method whereby Bancorp annually records its proportionate share of partnership losses as an adjustment to the carrying value of the investment.

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

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

     Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The Bank carried a valuation allowance associated with capitalized servicing rights of approximately $275,000 at March 31, 2003 and December 31, 2002.

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

	Three Months Ended
	March 31,

	2003	2002

Supplemental cash flow information:
Cash paid during the periods for:
Interest	$2,072,423	$2,185,863
Income taxes	—	—
Noncash investing and financing activities:
Loans transferred to real estate owned	286,668	148,854

Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Accordingly, for the three month period ended March 31, 2003 the weighted average number of common shares used in the computation of basic earnings per share was 2,808,238. The weighted average number of common shares for the three month period ended March 31, 2002 was 3,066,356.

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

     Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

     Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options. For the three month period ended March 31, 2003 the weighted average number of common shares used in the computation of diluted earnings per share was 2,809,318. The weighted average number of common shares for the three month period ended March 31, 2002 was 3,066,356.

Stock Options

     The Corporation applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Month Periods Ended March 31,

	2003	2002

	(Unaudited)
Net income, as reported	$764,976	$671,998
Deduct: Total stock-based compensation expense determined under fair value methods for all awards	(3,655)	(23,472)

Proforma net income	$761,321	$648,526

Reported income per common share:
Basic	$0.27	$0.22
Diluted	0.27	0.22
Proforma income per common share:
Basic	0.27	0.21
Diluted	0.27	0.21

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Recent Accounting Pronouncements

     In June 2001, Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets was issued and is effective for fiscal years beginning after December 15, 2001. Under FAS 142, identifiable intangible assets that meet certain criteria will continue to be amortized over their estimated useful lives. However, goodwill and non-identifiable intangible assets will no longer be amortized. Instead, these assets will be evaluated for impairment on an annual basis. If an asset is deemed to be impaired, the asset will be written down through an adjustment to current earnings. As a result of adopting FAS 142 for the fiscal year ended December 31, 2002, Bancorp no longer amortizes goodwill.

Note C: LOANS RECEIVABLE, NET.

A summary of the balances of loans follows:

	March 31,	December 31,
	2003	2002

	(Unaudited)
Mortgage loans on real estate:
Residential 1-4 family	$122,576,118	$127,770,040
Commercial	50,972,709	50,440,340
Construction loans – residential	11,199,419	11,844,367

	184,748,247	190,054,747
Commercial nonmortgage loans	15,206,344	15,072,501
Consumer and installment loans:
Consumer and installment	10,326,971	11,354,651
Other	611,557	569,566

	10,938,528	11,924,217

Subtotal	210,893,119	217,051,465
Less:
Allowance for possible loan losses	2,031,811	1,920,037
Unearned interest	14,382	16,925
Undisbursed portion of loans in process	3,080,182	3,167,369
Deferred loan fees	(188,872)	(96,216)

Loans receivable, net	$205,955,615	$212,043,350

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note D: DEPOSITS.

     Interest-bearing deposits are summarized as follows:

	March 31,	December 31,
	2003	2002

	(Unaudited)
Passbook and statement savings	$42,910,939	40,890,720
NOW accounts	63,106,972	50,724,071
Time:
$100,000 and over	29,128,450	34,452,825
Under $100,000	61,506,071	63,749,059

Total interest-bearing deposits	$196,652,432	$189,816,675

Note E: ADVANCES FROM FEDERAL HOME LOAN BANK.

     Advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) are collateralized by FHLB stock and all non-employee residential mortgage loans.

     Bancorp had $54.1 million and $64.4 million in advances from FHLB at March 31, 2003 and December 31, 2002, respectively. Interest rates range from 4.20% to 7.34% with maturities ranging from December 2003 to February 2012.

     Annual principal payments of FHLB advances are as follows:

Twelve Months Ending		Weighted
March 31,	Amount	Rate

2004	$6,838,079	6.40%
2005	2,960,102	6.79%
2006	3,346,072	5.70%
2007	—	—
2008	10,000,000	5.50%
2009 and thereafter	31,000,000	4.51%

Total	$54,144,253	5.13%

Note F: CASH DIVIDENDS

     Bancorp paid a cash dividend of $.08 per share on its issued and outstanding common stock on March 13, 2003 to shareholders of record February 13, 2003. Total dividends paid on March 13, 2003 were $224,683.

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Concluded.

Note G: EMPLOYEE BENEFIT PLANS

     The Bank has a Defined Contribution Plan/401(k). The plan permits eligible employees to contribute a percentage of their compensation with the Bank contributing 25% of the employee’s pre-tax contribution, not to exceed 10% of the employee’s total compensation, as defined in the agreement. The plan also permits the Bank to make discretionary contributions.

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

Financial Condition

     Assets. Bancorp’s total assets at March 31, 2003 were $294.1 million compared to $296.7 million at December 31, 2002, a decrease of $2.6 million or 0.9%. Decreases in interest-bearing deposits and loans were redeployed into securities available for sale.

     Loans. The Bank’s net loans decreased to $206.0 million at March 31, 2003 from $212.0 million at December 31, 2002. This decrease was primarily due to residential loans refinanced with the decrease in market rates. Adjustable-rate mortgage loans were refinanced into fixed rate mortgages to lock in low rates. The Bank sells long-term, fixed rate, residential mortgages in the secondary market, so the residential mortgages decreased to $122.6 million at March 31, 2003 from $127.8 million at December 31, 2002. Commercial mortgage loans increased to $51.0 million, or 23.8% of gross loans, at March 31, 2003 from $50.4 million, or 23.2% of gross loans at December 31, 2002. The demand for fixed-rate mortgage loans in 2003 was strong due to lower average interest rates during the period. The mortgage loans originated for sale were primarily funded by the secondary mortgage market sales. At March 31, 2003, outstanding loan commitments were $29.7 million, which included $17.1 million of home equity lines of credit. These loan commitments will be funded by interest-bearing deposits, maturing assets, and additional FHLB borrowings, if needed. The decision to sell fixed-rate mortgages with original maturities of 10 years or greater protects the Bank from the interest rate risks inherent in holding these longer fixed-rate loans and provides a source of liquidity to fund loan demand. Bank Management does not view the decrease in loan balances as a continuing trend. An increase in market interest rates will decelerate the pace of refinance in the residential loan portfolio and the Bank is continuing its growth in commercial loans.

     Loans serviced for others increased by $10.1 million to $188.6 million at March 31, 2003 from $178.5 million at December 31, 2002. This servicing portfolio consists of loans originated by the Bank and sold in the secondary mortgage market with servicing retained by the Bank. Bancorp has no purchased mortgage servicing portfolio. The originated mortgage servicing rights asset had a valuation allowance at March 31, 2003 and December 31, 2002 of approximately $275,000. This allowance was established to recognize the measured impairment of the asset. The Bank will continue to monitor the valuation of the servicing rights asset. If subsequent analysis shows reductions in the impairment, the valuation allowance will be reduced.

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

     The following table provides an analysis of the allowance for loan losses:

	Three Months Ended			Year Ended

	March 31,			December, 31,

	2003	2002	2002	2001	2000

Balance at the beginning of the period	$1,920,037	$1,300,000	$1,300,000	$803,744	$730,000
Charge-offs:
Residential mortgages	58,602	275,729	448,217	226,230	117,403
Commercial mortgages	91,507	—	121,053	42,900	—
Construction loans – residential	—	—	—	—	—
Construction loans – commercial	—	—	—	—	—
Commercial nonmortgage loans	33,121	106,141	130,718	175,675	25,061
Loans secured by deposits	—	—	—	—	—
Other consumer and installment loans	40,472	11,034	250,118	162,412	188,219

Total charge-offs	223,702	392,904	950,106	607,217	330,683
Recoveries
Residential mortgages	—	—	—	21,344	54,261
Commercial mortgages	483	—	2,966	—	—
Construction loans – residential	—	—	—	—	—
Construction loans – commercial	—	—	—	—	—
Commercial nonmortgage loans	—	7,016	16,548	3,021	2,044
Loans secured by deposits	—	—	—	—	—
Other consumer and installment loans	16,305	13,461	55,713	22,914	39,122

Total recoveries	16,788	20,477	75,227	47,279	95,427
Net charge-offs	206,914	372,427	874,879	559,938	235,256
Provision for loan losses	318,688	580,132	1,494,916	1,056,194	309,000

Balance at the end of the period	$2,031,811	$1,507,705	$1,920,037	$1,300,000	$803,744

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.17%	0.40%	0.25%	0.11%
Allowance for loan losses to total loans	0.96%	0.71%	0.88%	0.58%	0.36%
Nonperforming assets to total assets	1.55%	1.98%	1.76%	1.55%	0.86%
Allowance for loan losses to nonperforming assets	44.56%	26.98%	36.82%	29.91%	34.50%

     The following table shows the allocation of the allowance for loan losses at the dates indicated by loan type:

	March 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000

		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each
		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential mortgages	$366,381	58.12%	$491,171	58.87%	$304,503	67.13%	$391,768	71.96%
Commercial mortgages	1,185,706	24.17%	956,217	23.24%	470,459	15.92%	189,927	11.73%
Construction loans – residential	11,264	3.49%	8,651	3.70%	35,014	3.62%	23,871	2.14%
Construction loans – commercial	34,118	1.82%	16,914	1.75%	—	0.20%	—	0.14%
Commercial nonmortgage loans	315,778	7.21%	314,963	6.94%	165,188	5.89%	92,594	5.72%
Loans secured by deposits	—	0.29%	—	0.26%	—	0.26%	—	0.19%
Other consumer and installment	118,564	4.90%	132,121	5.23%	324,836	6.98%	105,584	8.14%

Total allowance for loan losses	$2,031,811	100.00%	$1,920,037	100.00%	$1,300,000	100.00%	$803,744	100.00%

     Loans in nonaccrual status at March 31, 2003 consisted primarily of residential and commercial real estate loans, for which foreclosure has begun or full collection of the loan is questionable. The following table presents the aggregate amount of troubled asset categories as of the dates indicated:

			December 31,
	March 31, 2003	2002	2001	2000

Past due - 90 days or greater	$918,896	$899,975	$1,073,625	$1,314,288
Nonaccrual loans	2,224,968	2,955,666	2,821,965	911,610
Real estate owned	1,415,988	1,358,759	451,173	103,500

Total nonperforming assets	4,559,852	5,214,400	4,346,763	2,329,398
Restructured assets	633,023	626,882	1,381,920	1,030,858

Total troubled assets	$5,192,875	$5,841,282	$5,728,683	$3,360,256

Ratio of troubled assets to total loans	2.52%	2.75%	2.56%	1.50%

Ratio of troubled assets to total assets	1.76%	1.97%	2.05%	1.24%

     Interest-bearing Deposits in Banks. Interest-bearing deposits in banks were $17.5 million at March 31, 2003, compared to 23.0 million at December 31, 2002, a decrease of $5.5 million, due to maturity.

     Securities – Available for sale. Investment securities available for sale of $9.2 million at March 31, 2003 consisted primarily of shares in a mutual fund that invests in mortgage-related securities.

     Securities – Held-to-maturity. Investment securities held-to-maturity consisting of municipal obligations, trust preferred and mortgage-backed securities were $12.4 million at March 31, 2003, compared to $12.6 million at December 31, 2002 a decrease of

$0.2 million. The decrease was primarily due to principal payments on mortgage-backed securities.

     Investments in Limited Partnerships. Investments in limited partnerships increased to $1.2 million at March 31, 2003 from $161,080 at December 31, 2002. This increase is due to an investment in North Lake Apartments in Elkhart, IN. North Lake Apartments is a 192-unit apartment community which utilizes tax exempt financing along with federal tax credits to provide affordable housing to residents with less than 60% of the area’s median income. Bancorp’s investment of $1.1 million in the quarter ended March 31, 2003 fully fund’s Bancorp’s 25% partnership position.

     Deposits and Borrowed Funds. Deposits were $209.8 million at March 31, 2003, compared to $202.6 million at December 31, 2002, an increase of $7.2 million or 3.6%. The increase is primarily in NOW accounts, which includes municipal checking accounts.

     The Bank has an available line of credit with the Federal Home Loan Bank of Indianapolis (“FHLB”) which provides for advances up to $10.0 million and matures in March 2004. All borrowings from FHLB are collateralized by FHLB stock and non-employee mortgage loans.

     Long-term advances were $54.1 million at March 31, 2003 compared to $57.7 million at December 31, 2002. There were no short-term advances at March 31, 2003 compared to $6.7 million at December 31, 2002.

Capital

     The stockholders’ equity of Bancorp was $28.1 million at March 31, 2003 compared to $27.5 million at December 31, 2002, an increase of $622,364 or 2.27%. The primary component of this increase was net income. Cash dividends during the first quarter of 2003 of $0.08 per share reduced retained earnings by $224,683. The stockholders’ equity was 9.55% of total assets at March 31, 2003.

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

     The following table summarizes the capital ratios of Bancorp at March 31, 2003 and December 31, 2002:

		March 31, 2003	December 31, 2002

Equity to assets		9.6%	9.2%
Tier I leverage		7.8%	7.5%
Risk-based:	Tier I capital	11.4%	11.1%
	Total capital	12.4%	12.0%

Asset/Liability Management

     A significant component of the Bank’s earnings is net interest income. The Bank’s asset/liability management strategy is to maximize net interest income over time by reducing the impact of fluctuating interest rates. This is accomplished by matching the mix and maturities of its assets and liabilities. At the same time the Bank’s asset/liability strategies for managing interest rate risk must also accommodate customer demands for particular types of deposit and loan products. The Bank uses various asset/liability management techniques in an attempt to maintain a profitable mix of financial assets and liabilities, provide deposit and loan products that meet the needs of its market area, and maintain control over interest rate risk resulting from changes in interest rates.

     Net interest income is derived from the difference or “spread” between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank has sought to reduce its exposure to changes in interest rates by matching more closely the effective maturities and repricings of its interest-sensitive assets and liabilities. At the same time, the Bank’s asset/liability management strategies must also accommodate customer demands for particular types of deposit and loan products.

     While much of the Bank’s asset/liability management efforts involve strategies that increase the rate sensitivity of its loans and investments, such as the sale of long-term fixed rate loans, originations of adjustable rate loans and purchases of adjustable rate mortgage-backed securities or relatively short average life fixed-rate investments, it also uses certain techniques to reduce the rate sensitivity of its deposits and borrowed money. Those techniques include attracting longer-term certificates of deposit when the market will permit, emphasizing core deposits, which are less sensitive to changes in interest rates, and borrowing through long-term FHLB advances. The Bank’s asset/liability management strategy will appropriately change when market rates change.

     The Bank measures its exposure to interest rate fluctuations primarily by using a computer modeling system designed for savings institutions such as the Bank. The model uses assumptions which management believes are reasonable for the analysis. These assumptions include (but are not limited to) prepayment and decay rates based on nine interest rate scenarios. It allows the Bank to adjust its asset-liability mix based on the interest rate risk identified. The analysis estimates the changes in the market value of the Bank’s equity using interest rate change scenarios ranging from +4% to –4%, in 1% increments from current market rates. At March 31, 2003, the following table illustrates the interest rate sensitivity of Bancorp’s equity to changes in market interest rates.

(in Thousands of Dollars)
Book value of stockholders’ equity	$28,075
4% increase in market rates	45,006
3% increase in market rates	44,830
2% increase in market rates	46,232
1% increase in market rates	45,118
No change (current market value of equity)	43,649
1% decrease in market rates	40,720
2% decrease in market rates	37,762
3% decrease in market rates	34,108
4% decrease in market rates	29,566

     As the table shows, the Bank’s book value of equity is less than estimated market value in all of the scenarios. That indicates that the Bank is able to withstand fluctuations in market interest rates without posting a significant threat to either the Bank’s stockholders’ equity or the federal deposit insurance system and, therefore, the Bank can be deliberate in its actions to adjust the asset-liability mix. The Bank would meet the regulatory minimum capital requirements in all of the interest-rate scenarios.

     The Bank has an Asset-Liability Management Committee (ALCO) that meets as needed. The purpose of this Committee is to communicate, coordinate, and monitor asset-liability management procedures. The Committee establishes and monitors the volume and mix of both assets and funding sources. The objective is to manage assets and funding sources to produce results consistent with the Bank’s liquidity requirements, capital adequacy, growth, and profitability goals. To accomplish this objective, the ALCO uses internal budget variance reports, forecasts for changes in interest rates and consumer deposit activity, as well as forecasts of loan demand in each of the Bank’s loan types, investment maturities and new investment alternatives, and various other internal and external reports.

     Simulation: The Bank uses a computer-based earnings simulation model to estimate the effects of various interest rate environments on the balance sheet structure and net interest income. These simulation techniques involve changes in interest rate relationships, asset and liability mixes, and prepayment options inherent in financial instruments, as well as interest rate levels in order to quantify risk. The Bank’s sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate parallel interest rate shocks are constructed in the model. The rate shocks reflect changes of equal magnitude to all market interest forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity change in net earnings to directional changes in market interest rates. This model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income simulation model includes on-balance sheet loan, investment, deposit, and debt instruments.

     The Bank’s Board of Directors compares net interest income sensitivity and has established tolerance limits for fluctuation. At March 31, 2003, the forecasted exposure was within the Bank’s established policy limits, except in falling rate change scenarios. The Bank’s Board of Directors and Management consider further significant rate decreases from March 31, 2003 as unlikely.

Net Interest Income Sensitivity:  Change in Projected Results vs. Constant Rates

12 Month Projection – April 2003 through March 2004

		Rate Shock Amount
	(2.00%)	(1.00%)	0.00%	1.00%	2.00%

Percent Change in net interest income vs constant rates	(15.84%)	(8.19%)	0.00%	6.61%	16.02%
ALCO Policy	(6.00%)	(3.00%)	0.00%	(4.00%)	(8.00%)

Effect of Interest Rate Fluctuations

     Bancorp’s consolidated results of operations depend to a large extent on the Bank’s level of net interest income, which is the difference between interest income earned on its loan and investment portfolios versus the interest paid on deposits and borrowed funds. If the cost of funds increases faster than the yield on its interest-earning assets, net interest income will be reduced.

     The Bank measures its interest rate risk primarily using simulation analysis. This analysis is prepared by the Chief Financial Officer and reviewed by the Asset/Liability Management Committee. The ALCO is comprised of the Chief Executive Officer, Chief Financial Officer and other representatives from operations, branch administration, lending, trust, private banking, and marketing. The Bank’s Board of Directors reviews quarterly reports that estimate the Bank’s sensitivity to changes in interest rates. Sensitivity is estimated for net interest income and market value of portfolio equity.

     While the Bank uses various tools to monitor interest rate risk, it is unable to predict future fluctuations in interest rates or the specific impact thereof. The market value of most of the Bank’s financial assets is sensitive to fluctuations in market interest rates. Fixed-rate investments including mortgage loans and mortgage-backed securities decline in value as interest rates rise. Adjustable-rate loans and securities generally have less market value volatility than do fixed-rate products.

Liquidity

     The Bank maintains certain levels of liquid assets (the most liquid of which are cash and cash equivalents and investment securities) in order to meet demands from loan commitments, savings withdrawals and other obligations. The Bank manages liquidity by maintaining a portion of its liquid assets in overnight accounts and by keeping various maturities in its portfolio of investment securities. The primary sources of liquidity are loan repayments and sales, maturing investments, deposit accounts, and FHLB borrowings.

     Two factors contributed to the increased liquidity at March 31, 2003; low interest rates for residential mortgages and decreased confidence in equity markets. The residential mortgages that have refinanced into low fixed-rate terms have been sold to the secondary mortgage market, providing funds for the Bank to redeploy. The Bank originated commercial mortgage and commercial nonmortgage loans, so the percentage of commercial loans to total loans increased slightly. Decreased investor confidence in equity markets has increased bank deposits nationally, including deposits at the Bank. This increase in deposits provided additional funds the Bank invested in securities and interest-bearing deposits in other banks. Either an increase in loan rates or investor confidence in equity markets could significantly reduce the Bank’s liquidity position.

Cash Flows

     Operating. Cash flows from operating activities are most significantly affected by net income and mortgage banking activities. Net income was $764,976 and $671,998 for the three months ended March 31, 2003 and 2002, respectively. The increase in the gain on sale of loans to $477,520 in the three months ended March 31, 2003 from $285,705 in the three months ended March 31, 2002 is significantly offset by the increase in amortization of intangibles (originated mortgage servicing rights). Loans originated for sale and proceeds from the sale of loans also increased with the historically low mortgage loan rates. Loans originated for sale were $36.5 million and $22.5 million for the three months ended March 31, 2003 and 2002, respectively. This increase in loans originated for sale is primarily due to low residential mortgage rates. Proceeds from the sales of loans were $35.9 million and $26.2 million for the three months ended March 31, 2003 and 2002, respectively. Because the Bank generally has a policy of selling long-term fixed rate mortgage loans, the volume of loan sales varies with customer demand for these loans.

     Investing. Cash flows from investing activities are most significantly affected by loans made to customers net of principal payments, changes in the Bank’s investment portfolio, and increases in interest-bearing deposits in banks. For the three months ended March 31 2003 and 2002 there were decreases in loans of $5.5 million and $8.2 million, respectively, primarily due to refinanced loans. Investment purchases and maturities also affect cash flows from investing activities. The Bank’s management maintains investments at levels that provide the Bank with optimal return, risk and liquidity. In the three months ended March 31, 2003, the Bank decreased its holdings in interest-bearing deposits in banks by $7.7 million to $15.4 million. The Bank also purchased $9.0 million and $1.1 million of other securities and an investment in a limited partnership, respectively, during the three months ended March 31, 2003.

     Financing. Cash flows from financing activities are mostly affected by changes in deposits and FHLB advances. Deposits increased $7.2 million and $11.3 million in the three months ended March 31, 2003 and 2002, respectively. The Bank also used FHLB advances for financing its operating and investing activities. The FHLB advances decreased $10.2 million and $9.7 million during the three months ended March 31, 2003 and 2002, respectively.

Contractual Obligations

		Payments Due by Period

		Less than	1 – 3	4 - 5	After 5
	Total	1 year	years	years	years

Certificates of deposit	$90,634,521	$39,669,392	$23,559,114	$18,304,205	$9,101,810
FHLB advances	54,144,253	6,838,079	6,306,174	10,000,000	31,000,000

Total contractual cash obligations	$144,778,774	$46,507,471	$29,865,288	$28,304,205	$40,101,810

     The long-term debt obligations consist of certificates of deposit and advances from the Federal Home Loan Bank. The above schedule represents principal payments only and does not include interest.

Results of Operations

     Bancorp reported net income of $764,976 or $0.27 per share for the three months ended March 31, 2003 compared to net income of $671,998 or $0.22 per share for the three months ended March 31, 2002. The increase in net income was primarily due to a reduction in the provision for loan losses.

Interest Income

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 Interest income decreased $0.3 million to $4.1 million from $4.4 million. This decrease is primarily due to decreases in the average interest rates earned to 6.43% in 2003 from 7.24% in 2002. The decrease in interest income is likely to reverse when interest rates increase. The Bank increased investment securities and interest-bearing deposits as loans refinanced and were subsequently sold.

Interest Expense

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 Interest expense decreased $0.2 million to $1.9 million from $2.1 million. This was primarily due to the decrease in rates paid on average interest-bearing deposits and FHLB advances. The rate paid on average interest-bearing liabilities decreased to 3.04% from 3.61%. The shift from FHLB borrowings to lower rate deposit accounts also contributed to the decrease in interest expense.

Net Interest Income

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002. Net interest income decreased $86,124 to $2.2 million from $2.3 million. This decrease was primarily caused by a decrease in net interest-earning assets to $3.6 million from $6.9 million and a decrease in the net interest margin to 3.43% from 3.73%. The decrease in market interest rates to historically low levels significantly contributed to the decrease in net interest income, as the portfolio has a positive gap (assets reprice more quickly than liabilities).

Provision for Loan Losses

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002. The provision for loan losses was $318,688 for the quarter ended March 31, 2003 and $580,132 for the quarter ended March 31, 2002. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

Noninterest Income

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002. Noninterest income was $1.5 million for the three months ended March 31, 2003 compared to $1.4 million for the three months ended March 31, 2002, an increase of $107,068 or 7.57%. The primary component of noninterest income was mortgage banking activities, which increased to $734,479 in 2003 from $584,642 in 2002. This increase is due to the increase in loan sales during the first quarter of 2003 compared to the first quarter of 2002. Management does not expect refinance activity to continue at the current pace, unless interest rates decrease further. Commission income was $238,963 for the three months ended March 31, 2003 compared to $209,996 for the three months ended March 31, 2002. This increase is due to growth in account relationships at Oakleaf Financial Services, Inc., the Bank’s wholly owned investment subsidiary. During the three months ended March 31, 2003, Bancorp recognized $50,699 increase in cash surrender value of life insurance compared to $88,767 for the same period in the prior year related to insurance policies on key Bank personnel.

Noninterest Expense

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002. Noninterest expense was $2.3 million for the three months ended March 31, 2003 compared to $2.2 million for the three months ended March 31, 2002, an increase of $135,479. Salaries and employee benefits increased by $54,334 due to staffing changes, salary adjustments and cost of living increases that took effect January 2003. Service bureau expense increased to $205,313 from $158,053 for the three months ended March 31, 2003 and 2002, respectively, in preparation for conversion to a different service bureau scheduled for April 2003. The conversion to a new service bureau enhances the technological capability and efficiency of the Bank. Real estate owned expense was $94,395 for the three months ended March 31, 2003 compared to $43,190 for the three months ended March 31, 2002, due to an increase in expenses on multi-family real estate owned.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information concerning quantitative and qualitative disclosures about market risk contained under the captions “Asset/Liability Management” and “Effect of Interest Rate Fluctuations” on pages 13 through 18 (inclusive) of the Bancorp’s Annual Report to Stockholders for the year ended December 31, 2002 is incorporated herein by reference. Such Annual Report was previously filed as Exhibit 13.1 to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Copies of the Bank’s filings with the FDIC under the Securities Exchange Act of 1934 can be obtained from Sturgis Bank & Trust Company by contacting Eric L. Eishen at Sturgis Bank & Trust Company, 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (269) 651-9345 or, for a nominal fee, from the FDIC, telephone number (202) 898-8913 or fax number (202) 898-3909. Filings of Bancorp can be obtained from Bancorp by contacting Eric L. Eishen at Sturgis Bancorp, Inc., 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (269) 651-9345 or through the Securities and Exchange Commission EDGAR System at www.sec.gov. The Bank also maintains a website at www.sturgisbank.com, at which Bancorp’s electronic filings with the SEC are freely available.

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

     ITEM 2. CHANGES IN SECURITIES

     The information contained in the section captioned “Market Information” in the 2002 Annual Report to Stockholders is incorporated herein by reference. Such Annual Report was previously filed as Exhibit 13.1 to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2002. In addition to the information incorporated by reference, the following table shows sales of unregistered securities by Bancorp since December 31, 2002.

Date of Sale	Number of Shares	Exercise Price	Name

01/03/2003	9,000	$9.00	Leonard L. Eishen

     ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibit Listing

Exhibit Number	Description

2.1	Plan of Reorganization and Merger Agreement (1)
2.2	Consolidation Agreement (1)
3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)
3.2	Bylaws of Sturgis Bancorp, Inc. (1)
10.1	Sturgis Federal Savings Bank Non-Employee Director Stock Option Plan (2)
10.2	Sturgis Federal Savings Bank Director Stock Option Plan (2)
10.3	Sturgis Federal Savings Bank Employee Stock Option Plan (3)
10.4	Employment Agreement with Eric L. Eishen (4)
10.5	Employment Agreement with Brian P. Hoggatt (4)
10.6	Employment Agreement with David E. Watters (4)
10.7	Employment Agreement with Ronald W. Scheske (4)

Exhibit Number	Description

10.8	Employment Agreement with Steven L. Gage (5)
13.1	Annual Report to Stockholders (6)
21	Subsidiaries of Registrant (6)
99.1	Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
     (2) Incorporated by reference to 1994 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.
     (3) Incorporated by reference to 1995 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.
     (4) Incorporated by reference to Form 10-Q for Sturgis Bancorp, Inc. for the quarter ended June 30, 2002.
     (5) Incorporated by reference to Form 10-Q for Sturgis Bancorp, Inc. for the quarter ended September 30, 2002.
     (6) Incorporated by reference to Form 10-K for Sturgis Bancorp, Inc. for the year ended December 31, 2002.

(b) Reports on Form 8-K

     On January 16, 2003, Bancorp filed one report on Form 8-K, announcing the resignation of Gary Malloy as a director of Bancorp.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURGIS BANCORP, INC. (Registrant)

Date	May 13, 2003	/s/ Eric L. Eishen Eric L. Eishen, President and Chief Executive Officer

Date	May 13, 2003	/s/ Brian P. Hoggatt Brian P. Hoggatt, Chief Financial Officer

I, Eric L. Eishen, certify that:

     1.     I have reviewed this report on Form 10-Q of Sturgis Bancorp, Inc.

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	May 13, 2003	/s/ Eric L. Eishen Eric L. Eishen, President, Chief Executive Officer

     I, Brian P. Hoggatt, certify that:

     1.     I have reviewed this report on Form 10-Q of Sturgis Bancorp, Inc.

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

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	May 13, 2003	/s/ Brian P. Hoggatt Brian P. Hoggatt, Chief Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-99.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-99.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002