Form 10-Q
period 2003-06-30
STURGIS BANCORP INC
filed 2003-08-13
CIK 1166362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429
Form 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

     Yes  [X]   No  [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2003

Common Stock, $1.00 par value	2,808,535

Transitional Small Business Disclosure Format (check one); Yes  [  ]  No  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule

12b-2 of the Exchange Act). Yes  [  ]  No  [X]

STURGIS BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Throughout this Form 10-Q, Sturgis Bancorp, Inc. will be referred to as Bancorp and Sturgis Bank and Trust Company and its subsidiaries will be referred to as the Bank. Bancorp is a financial holding company under the Bank Holding Company Act of 1956, as amended. The Bank is a wholly owned subsidiary of Bancorp.

ITEM 1. FINANCIAL STATEMENTS

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	June 30	December 31,
	2003	2002

ASSETS
Cash and due from banks	$11,626,132	$13,064,101
Short-term interest-bearing deposits	298,970	7,183

Total cash and cash equivalents	11,925,102	13,071,284
Interest-bearing deposits in banks	18,726,557	23,018,375
Securities - Available-for-sale	9,083,004	—
Securities - Held-to-maturity	11,610,076	12,590,709
Federal Home Loan Bank stock, at cost	4,169,900	4,115,400
Loans held for sale	8,981,083	7,437,506
Loans, net	204,013,697	212,043,350
Real estate owned	1,080,092	1,358,759
Bank owned life insurance	6,487,487	6,335,429
Accrued interest receivable	1,684,161	1,731,948
Investment in limited partnership	1,195,480	161,080
Premises and equipment, net	6,846,893	6,641,980
Intangible assets
Goodwill, net of accumulated amortization	5,109,419	5,109,419
Originated mortgage servicing rights	1,770,242	1,501,922
Other intangible assets	103,609	105,601
Other assets	1,774,069	1,461,695

Total assets	$294,560,871	$296,684,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts:
Noninterest-bearing	$17,660,829	$12,747,121
Interest-bearing	187,835,663	189,816,675
Borrowings from Federal Home Loan Bank	58,206,084	64,381,396
Accrued interest payable	683,189	935,954
Other liabilities	1,794,924	1,350,783

Total liabilities	266,180,689	269,231,929
Stockholders’ equity:
Common stock	2,808,535	2,799,535
Additional paid-in capital	17,805,688	17,732,617
Retained earnings	7,765,960	6,920,376

Total stockholders’ equity	28,380,183	27,452,528

Total liabilities and stockholders’ equity	$294,560,871	$296,684,457

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,

	2003	2002

Interest income
Loans	$3,496,154	$3,859,065
Mortgage-backed securities	67,754	50,564
Investments	190,659	139,457
Interest-bearing deposits	159,697	235,875
Overnight deposits at FHLB	8,239	8,461

Total interest income	3,922,503	4,293,422
Interest expense
Deposits	1,087,956	1,222,707
FHLB advances	704,797	815,776

Total interest expense	1,792,753	2,038,573

Net interest income	2,129,750	2,254,849
Provision for loan losses	710,787	235,125
Net interest income after provision for loan losses	1,418,963	2,019,724
Noninterest income:
Service charges and other fees	362,697	372,278
Commission income	303,179	282,656
Mortgage banking activities	989,221	274,659
Trust fee income	126,949	93,239
Increase in cash surrender value of life insurance	76,486	75,231
Other income	24,060	18,956

Total noninterest income	1,882,592	1,117,019
Noninterest expenses:
Salaries and employee benefits	1,347,243	1,183,373
Office occupancy and equipment	342,780	313,828
Deposit account expenses	48,595	46,267
Service bureau expense	238,800	157,206
Professional fees and services	87,872	113,012
Other	460,812	477,386

Total noninterest expenses	2,526,102	2,291,072

Income before provision for federal income tax	775,453	845,671
Provision for federal income tax	217,394	239,385

Net income	$558,059	$606,286

Basic earnings per share	$0.20	$0.20
Diluted earnings per share	$0.20	$0.20
Dividends declared per share	$0.09	$0.07

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended June 30,

	2003	2002

Interest income
Loans	$7,174,172	$7,937,154
Mortgage-backed securities	139,865	64,510
Investments	341,103	256,118
Interest-bearing deposits	337,042	400,559
Overnight deposits at FHLB	21,028	41,130

Total interest income	8,013,210	8,699,471
Interest expense
Deposits	2,244,890	2,455,535
FHLB advances	1,453,595	1,727,988

Total interest expense	3,698,485	4,173,523

Net interest income	4,314,725	4,525,948
Provision for loan losses	1,029,476	815,257
Net interest income after provision for loan losses	3,285,249	3,710,691
Noninterest income:
Service charges and other fees	714,643	741,379
Commission income	542,142	492,653
Mortgage banking activities	1,723,700	859,302
Trust fee income	247,781	250,778
Increase in cash surrender value of life insurance	152,058	163,998
Other income	24,048	23,621

Total noninterest income	3,404,372	2,531,731
Noninterest expenses:
Salaries and employee benefits	2,517,824	2,299,621
Office occupancy and equipment	675,888	627,278
Deposit account expenses	98,721	94,603
Service bureau expense	444,113	315,260
Professional fees and services	185,950	200,137
Other	893,883	908,970

Total noninterest expenses	4,816,378	4,445,869

Income before provision for federal income tax	1,873,243	1,796,553
Provision for federal income tax	550,209	518,269

Net income	$1,323,024	$1,278,284

Basic earnings per share	$0.47	$0.42
Diluted earnings per share	$0.47	$0.42
Dividends declared per share	$0.17	$0.14

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,

	2003	2002

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income	$1,323,034	$1,278,284
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	318,672	294,484
Amortization of intangibles	572,431	252,322
Provision for loan losses	1,029,476	815,287
Premiums and discounts on investment securities	47,678	13,574
Gain on sale of loans	(1,043,880)	(429,214)
Gain on sale of real estate owned	(22,629)	(18,400)
Proceeds from the sale of loans held for sale	81,567,684	38,289,024
Loans originated for sale	(82,067,381)	(34,056,040)
Loss of equity in limited partnership	15,600	9,000
Increase in cash value of bank owned life insurance	(152,058)	(163,998)
Changes in assets and liabilities:
Increase in accrued interest and other assets	(1,103,327)	(1,051,750)
Increase in accrued interest and other liabilities	192,447	2,509,104

Net cash provided by operating activities	677,728	7,741,677
Cash Flows from Investing Activities
Net decrease (increase) in interest-bearing deposits in banks	4,291,818	(21,480,822)
Proceeds from maturities of securities held-to-maturity	932,955	1,242,719
Purchase of securities held-to-maturity	—	(10,213,698)
Proceeds (purchase) of other securities	(9,083,004)	(1,334,573)
Stock dividend on FHLB stock	(54,500)	—
Purchase of investment in limited partnership	(1,050,000)	—
Net decrease in loans	6,673,910	6,212,141
Proceeds from sale of real estate owned	627,564	125,511
Purchases of premises and equipment	(523,586)	(217,342)

Net cash provided by (used in) investing activities	1,815,157	(25,666,064)
Cash Flows from Financing Activities
Net increase in demand and savings account deposits	10,500,059	4,613,937
Net increase (decrease) in certificates of deposits	(7,567,363)	18,896,712
Repayment of FHLB advances	(10,349,373)	(20,401,560)
Proceeds from FHLB advances	4,174,061	16,016,768
Dividends paid	(477,451)	(424,668)
Exercise of stock options	81,000	—
Stock Redemption	—	(1,316,846)

Net cash (used in) provided by financing activities	(3,639,067)	17,384,343

Net (decrease) increase in Cash and Cash Equivalents	(1,146,182)	(540,044)
Cash and Cash Equivalents - Beginning of Period	13,071,284	10,629,027

Cash and Cash Equivalents - End of Period	$11,925,102	$10,088,983

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A: FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Principles of Consolidation

The consolidated financial statements include the accounts of Bancorp, the Bank and all wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Allowance For Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, and current economic conditions that may affect the borrower’s ability to pay.

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

Investment In Limited Partnership

The Bank has an investment in an Indiana limited partnership and First Michiana Development Corporation, a wholly-owned subsidiary of the Bank, has an investment in a Michigan limited partnership, which are structured to generate low-income housing tax credits. These investments are accounted for using the equity method, whereby Bancorp annually records its proportionate share of partnership losses as an adjustment to the carrying value of the investment.

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

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The Bank carried a valuation allowance associated with capitalized servicing rights of approximately $170,000 at June 30, 2003 and $275,000 at December 31, 2002.

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

	Six Months Ended
	June 30,

	2003	2002

Supplemental cash flow information:
Cash paid during the periods for:
Interest	$3,951,250	$4,322,707
Income taxes	690,000	520,071
Noncash investing and financing activities:
Loans transferred to real estate owned	325,668	504,812

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and six month periods ended June 30, 2003 the weighted average number of common shares used in the computation of basic earnings per share was 2,808,535 and 2,808,387, respectively. The weighted average number of common shares for the three and six month periods ended June 30, 2002 was 2,968,462 and 3,017,311, respectively.

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options. For the three and six month periods ended June 30, 2003 the weighted average number of common shares used in the computation of diluted earnings per share was 2,810,774 and 2,810,044, respectively. The weighted average number of common shares for the three and six month periods ended June 30, 2002 was 2,970,732 and 3,018,640, respectively.

Stock Options

Bancorp applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, Bancorp’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Month Periods Ended June 30,

	2003	2002

	(Unaudited)
Net income, as reported	$558,059	$606,286
Deduct: Total stock-based compensation expense determined under fair value methods for all awards	(3,655)	(23,472)

Proforma net income	$554,404	$582,814

Reported income per common share:
Basic	$0.20	$0.20
Diluted	0.20	0.20
Proforma income per common share:
Basic	0.20	0.20
Diluted	0.20	0.20

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

	Six Month Periods Ended June 30,

	2003	2002

	(Unaudited)
Net income, as reported	$1,323,024	$1,278,284
Deduct: Total stock-based compensation expense determined under fair value methods for all awards	(7,310)	(46,944)

Proforma net income	$1,315,714	$1,231,298

Reported income per common share:
Basic	$0.47	$0.42
Diluted	0.47	0.42
Proforma income per common share:
Basic	0.47	0.41
Diluted	0.47	0.41

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Recent Accounting Pronouncements

In June 2001, Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets was issued and is effective for fiscal years beginning after December 15, 2001. Under FAS 142, identifiable intangible assets that meet certain criteria will continue to be amortized over their estimated useful lives. However, goodwill and non-identifiable intangible assets will no longer be amortized. Instead, these assets will be evaluated for impairment on an annual basis. If an asset is deemed to be impaired, the asset will be written down through an adjustment to current earnings. As a result of adopting FAS 142 effective January 1, 2002, Bancorp no longer amortizes goodwill.

Note C: LOANS RECEIVABLE, NET.

A summary of the balances of loans follows:

	June 30,	December 31,
	2003	2002

	(Unaudited)
Mortgage loans on real estate:
Residential 1-4 family	$116,695,687	$127,770,040
Commercial	58,281,467	50,440,340
Construction loans – residential	9,097,781	11,844,367

	184,074,935	190,054,747
Commercial nonmortgage loans	16,328,100	15,072,501
Consumer and installment loans:
Consumer and installment	10,137,994	11,354,651
Other	1,208,459	569,566

	11,346,453	11,924,217

Subtotal	211,749,488	217,051,465
Less:
Allowance for possible loan losses	2,681,018	1,920,037
Unearned interest	12,505	16,925
Undisbursed portion of loans in process	5,283,382	3,167,369
Deferred loan fees	(241,114)	(96,216)

Loans receivable, net	$204,013,697	$212,043,350

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note D: DEPOSITS.

Interest-bearing deposits are summarized as follows:

	June 30	December 31,
	2003	2002

	(Unaudited)
Statement savings	$44,935,447	40,890,720
NOW accounts	54,404,154	50,724,071
Time:
$100,000 and over	28,821,238	34,452,825
Under $100,000	59,674,824	63,749,059

Total interest-bearing deposits	$187,835,663	$189,816,675

Note E: ADVANCES FROM FEDERAL HOME LOAN BANK.

Advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) are collateralized by FHLB stock and all non-employee residential mortgage loans.

Bancorp had $58.2 million and $64.4 million in advances from FHLB at June 30, 2003 and December 31, 2002, respectively. Interest rates range from 1.36% to 7.34% with maturities ranging from July 2003 to February 2012.

Annual principal payments of FHLB advances are as follows:

Twelve Months Ending		Weighted
June 30,	Amount	Rate

2004	$11,302,801	4.56%
2005	2,557,211	6.73%
2006	3,346,072	5.70%
2007	—	—
2008	10,000,000	5.50%
2009 and thereafter	31,000,000	4.51%

Total	$58,206,084	4.85%

Note F: CASH DIVIDENDS

Bancorp paid a cash dividend of $.08 per share on its issued and outstanding common stock on March 13, 2003 to shareholders of record February 13, 2003. Total dividends paid on March 13, 2003 were $224,683.

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Concluded.

Bancorp paid a cash dividend of $.09 per share on its issued and outstanding common stock on June 16, 2003 to shareholders of record May 15, 2003. Total dividends paid on June 16, 2003 were $252,768.

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

Financial Condition

          Assets. Bancorp’s total assets at June 30, 2003 were $294.6 million compared to $296.7 million at December 31, 2002, a decrease of $2.1 million or 0.7%. Decreases in interest-bearing deposits and loans were redeployed into securities available for sale.

          Loans. The Bank’s net loans decreased to $204.0 million at June 30, 2003 from $212.0 million at December 31, 2002. This decrease was primarily due to residential loans refinanced with the decrease in market rates. Adjustable-rate mortgage loans were refinanced into fixed rate mortgages to lock in low rates. The Bank sells long-term, fixed rate, residential mortgages in the secondary market, so the residential mortgages decreased to $116.7 million at June 30, 2003 from $127.8 million at December 31, 2002. Commercial mortgage loans increased to $58.3 million, or 28.2% of gross loans, at June 30, 2003 from $50.4 million, or 23.2% of gross loans at December 31, 2002. The demand for fixed-rate mortgage loans in 2003 was strong due to lower average interest rates during the period. The mortgage loans originated for sale were primarily funded by the secondary mortgage market sales. At June 30, 2003, outstanding loan commitments were $34.4 million, which included $18.5 million of home equity lines of credit. These loan commitments will be funded by interest-bearing deposits, maturing assets, and additional FHLB borrowings, if needed. The decision to sell fixed-rate mortgages with original maturities of 10 years or greater protects the Bank from the interest rate risks inherent in holding these longer fixed-rate loans and provides a source of liquidity to fund loan demand. Bank Management does not view the decrease in loan balances as a continuing trend. An increase in market interest rates will decelerate the pace of refinance in the residential loan portfolio and the Bank is continuing its growth in commercial loans.

          Loans serviced for others increased by $23.4 million to $201.9 million at June 30, 2003 from $178.5 million at December 31, 2002. This servicing portfolio consists of loans originated by the Bank and sold in the secondary mortgage market with servicing retained by the Bank. Bancorp has no purchased mortgage servicing portfolio. The originated mortgage servicing rights asset had a valuation allowance at June 30, 2003 and December 31, 2002 of approximately $170,000 and $275,000, respectively. This allowance was established to recognize the measured impairment of the asset. The Bank will continue to monitor the valuation of the servicing rights asset. If subsequent analysis shows reductions in the impairment, the valuation allowance will be reduced.

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

           The following table provides an analysis of the allowance for loan losses:

	Six Months Ended		Year Ended
	June 30,		December, 31,

	2003	2002	2002	2001	2000

Balance at the beginning of the period	$1,920,037	$1,300,000	$1,300,000	$803,744	$730,000
Charge-offs:
Residential mortgages	102,923	275,729	448,217	226,230	117,403
Commercial mortgages	91,507	—	121,053	42,900	—
Construction loans – residential	—	—	—	—	—
Construction loans – commercial	—	—	—	—	—
Commercial nonmortgage loans	43,121	130,717	130,718	175,675	25,061
Loans secured by deposits	—	—	—	—	—
Other consumer and installment loans	59,362	32,870	250,118	162,412	188,219

Total charge-offs	296,913	439,316	950,106	607,217	330,683
Recoveries
Residential mortgages	640	—	—	21,344	54,261
Commercial mortgages	636	—	2,966	—	—
Construction loans – residential	—	—	—	—	—
Construction loans – commercial	—	—	—	—	—
Commercial nonmortgage loans	—	16,548	16,548	3,021	2,044
Loans secured by deposits	—	—	—	—	—
Other consumer and installment loans	27,143	22,922	55,713	22,914	39,122

Total recoveries	28,419	39,470	75,227	47,279	95,427
Net charge-offs	268,494	(399,846)	874,879	559,938	235,256
Provision for loan losses	1,029,476	815,257	1,494,916	1,056,194	309,000

Balance at the end of the period	$2,681,019	$1,715,411	$1,920,037	$1,300,000	$803,744

Ratio of net charge-offs during the period to Average loans outstanding during the period	0.13%	0.19%	0.40%	0.25%	0.11%
Allowance for loan losses to total loans	1.27%	0.79%	0.88%	0.58%	0.36%
Nonperforming assets to total assets	1.42%	1.74%	1.76%	1.55%	0.86%
Allowance for loan losses to nonperforming assets	64.05%	32.75%	36.82%	29.91%	34.50%

     The following table shows the allocation of the allowance for loan losses at the dates indicated by loan type:

	June 30, 2003		December 31, 2002

		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans

Residential mortgages	$446,216	55.99%	$491,171	58.87%
Commercial mortgages	1,410,952	27.52%	956,217	23.24%
Construction loans – residential	27,176	4.30%	8,651	3.70%
Construction loans – commercial	34,856	1.12%	16,914	1.75%
Commercial nonmortgage loans	644,790	7.71%	314,963	6.94%
Loans secured by deposits	—	0.57%	—	0.26%
Other consumer and installment	117,029	4.79%	132,121	5.23%

Total allowance for loan losses	$2,681,019	100.00%	$1,920,037	100.00%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2001		December 31, 2000

		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans

Residential mortgages	$304,503	67.13%	$391,768	71.96%
Commercial mortgages	470,459	15.92%	189,927	11.73%
Construction loans – residential	35,014	3.62%	23,871	2.14%
Construction loans – commercial	—	0.20%	—	0.14%
Commercial nonmortgage loans	165,188	5.89%	92,594	5.72%
Loans secured by deposits	—	0.26%	—	0.19%
Other consumer and installment	324,836	6.98%	105,584	8.14%

Total allowance for loan losses	$1,300,000	100.00%	$803,744	100.00%

     Loans in nonaccrual status at June 30, 2003 of $2.8 million consisted primarily of residential and commercial real estate loans, for which foreclosure has begun or full collection of the loan is questionable. The following table presents the aggregate amount of troubled asset categories as of the dates indicated:

		December 31,
	June 30, 2003	2002	2001	2000

Past due – 90 days or greater	$277,138	$899,975	$1,073,625	$1,314,288
Nonaccrual loans	2,828,513	2,955,666	2,821,965	911,610
Real estate owned	1,080,092	1,358,759	451,173	103,500

Total nonperforming assets	4,185,743	5,214,400	4,346,763	2,329,398
Restructured assets	798,419	626,882	1,381,920	1,030,858

Total troubled assets	$4,984,162	$5,841,282	$5,728,683	$3,360,256

Ratio of troubled assets to total loans	2.44%	2.75%	2.56%	1.50%

Ratio of troubled assets to total assets	1.69%	1.97%	2.05%	1.24%

     Interest-bearing Deposits in Banks. Interest-bearing deposits in banks were $18.7 million at June 30, 2003, compared to $23.0 million at December 31, 2002, a decrease of $4.3 million, due to maturity.

     Securities – Available for sale. Investment securities available for sale of $9.1 million at June 30, 2003 consisted primarily of shares in a mutual fund that invests in mortgage-related securities.

     Securities – Held-to-maturity. Investment securities held-to-maturity consisting of municipal obligations, trust preferred and mortgage-backed securities were $11.6 million at June 30, 2003, compared to $12.6 million at December 31, 2002 a decrease of $1.0 million. The decrease was primarily due to principal payments on mortgage-backed securities.

     Investments in Limited Partnerships. Investments in limited partnerships increased to $1.2 million at June 30, 2003 from $161,080 at December 31, 2002. This increase is due to an investment in North Lake Apartments in Elkhart, Indiana. North Lake Apartments is a 192-unit apartment community which utilizes tax exempt financing along with federal tax credits to provide affordable housing to residents with less than 60% of the area’s median income. Bancorp’s investment of $1.1 million in the six months ended June 30, 2003 fully fund’s Bancorp’s 25% partnership position.

     Deposits and Borrowed Funds. Deposits were $205.5 million at June 30, 2003, compared to $202.6 million at December 31, 2002, an increase of $2.9 million or 1.4%. The increase is primarily in noninterest-bearing custodial accounts for mortgage investors and commercial checking accounts. Custodial accounts increased due to payoff activity not yet remitted to investors.

     The Bank has an available line of credit with the Federal Home Loan Bank of Indianapolis (“FHLB”) which provides for advances up to $10.0 million and matures in March 2004. All borrowings from FHLB are collateralized by FHLB stock and non-employee mortgage loans. Short-term advances were $4.2 million at June 30, 2003 compared to $6.7 million at December 31, 2002.

     Long-term advances were $54.0 million at June 30, 2003 compared to $57.7 million at December 31, 2002.

Capital

     The stockholders’ equity of Bancorp was $28.4 million at June 30, 2003 compared to $27.5 million at December 31, 2002, an increase of $0.9 million or 3.4%. The primary component of this increase was net income. Cash dividends during the first six months of 2003 of $0.17 per share reduced retained earnings by $477,451. The stockholders’ equity was 9.8% of total assets at June 30, 2003.

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

     The following table summarizes the capital ratios of Bancorp at the dates indicated:

		June 30, 2003	December 31, 2002

Equity to assets		9.6%	9.2%
Tier I leverage		7.9%	7.5%
Risk-based:	Tier I capital	11.3%	11.1%
	Total capital	12.6%	12.0%

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

     The Bank measures its exposure to interest rate fluctuations primarily by using a computer modeling system designed for savings institutions such as the Bank. The model uses assumptions which management believes are reasonable for the analysis. These assumptions include (but are not limited to) prepayment and decay rates based on nine interest rate scenarios. It allows the Bank to adjust its asset-liability mix based on the interest rate risk identified. The analysis estimates the changes in the market value of the Bank’s equity using interest rate change scenarios ranging from +4% to - 4%, in 1% increments from current market rates. At June 30, 2003, the following table illustrates the interest rate sensitivity of Bancorp’s equity to changes in market interest rates.

(in Thousands of Dollars)

Book value of stockholders’ equity	$28,380
4% increase in market rates	44,562
3% increase in market rates	44,490
2% increase in market rates	45,973
1% increase in market rates	44,856
No change (current market value of equity)	43,507
1% decrease in market rates	40,699
2% decrease in market rates	37,694
3% decrease in market rates	34,102
4% decrease in market rates	29,633

     As the table shows, Bancorp’s book value of equity is less than estimated market value in all of the scenarios. That indicates that Bancorp is able to withstand fluctuations in market interest rates without posting a significant threat to either Bancorp’s stockholders’ equity or the federal deposit insurance system and, therefore, Bancorp can be deliberate in its actions to adjust the asset-liability mix. Bancorp would meet the regulatory minimum capital requirements in all of the interest-rate scenarios.

     Bancorp has an Asset-Liability Management Committee (ALCO) that meets as needed. The purpose of this Committee is to communicate, coordinate, and monitor asset-liability management procedures. The Committee establishes and monitors the volume and mix of both assets and funding sources. The objective is to manage assets and funding sources to produce results consistent with Bancorp’s liquidity requirements, capital adequacy, growth, and profitability goals. To accomplish this objective, the ALCO uses internal budget variance reports, forecasts for changes in interest rates and consumer deposit activity, as well as forecasts of loan demand in each of Bancorp’s loan types, investment maturities and new investment alternatives, and various other internal and external reports.

     Simulation: Bancorp uses a computer-based earnings simulation model to estimate the effects of various interest rate environments on the balance sheet structure and net interest income. These simulation techniques involve changes in interest rate relationships, asset and liability mixes, and prepayment options inherent in financial instruments, as well as interest rate levels in order to quantify risk. Bancorp’s sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate parallel interest rate shocks are constructed in the model. The rate shocks reflect changes of equal magnitude to all market interest forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity change in net earnings to directional changes in market interest rates. This model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income simulation model includes on-balance sheet loan, investment, deposit, and debt instruments.

     Bancorp’s Board of Directors compares net interest income sensitivity and has established tolerance limits for fluctuation. At June 30, 2003, the forecasted exposure was within Bancorp’s established policy limits, except in falling rate change scenarios. Bancorp’s Board of Directors and Management consider further significant rate decreases from June 30, 2003 as unlikely.

Net Interest Income Sensitivity: Change in Projected Results vs. Constant Rates

12 Month Projection – July 2003 through June 2004

	Rate Shock Amount
	(2.00%)	(1.00%)	0.00%	1.00%	2.00%

Percent Change in net interest income vs constant rates	(16.11%)	(7.99%)	0.00%	6.64%	15.95%
ALCO Policy	(6.00%)	(3.00%)	0.00%	(4.00%)	(8.00%)

Effect of Interest Rate Fluctuations

     Bancorp’s consolidated results of operations depend to a large extent on Bancorp’s level of net interest income, which is the difference between interest income earned on its loan and investment portfolios versus the interest paid on deposits and borrowed funds. If the cost of funds increases faster than the yield on its interest-earning assets, net interest income will be reduced.

     Bancorp measures its interest rate risk primarily using simulation analysis. This analysis is prepared by the Chief Financial Officer and reviewed by the Asset/Liability Management Committee. The ALCO is comprised of the Chief Executive Officer, Chief Financial Officer and other representatives from operations, branch administration, lending, trust, private banking, and marketing. Bancorp’s Board of Directors reviews quarterly reports that estimate Bancorp’s sensitivity to changes in interest rates. Sensitivity is estimated for net interest income and market value of portfolio equity.

     While Bancorp uses various tools to monitor interest rate risk, it is unable to predict future fluctuations in interest rates or the specific impact thereof. The market value of most of Bancorp’s financial assets is sensitive to fluctuations in market interest rates. Fixed-rate investments including mortgage loans and mortgage-backed securities decline in value as interest rates rise. Adjustable-rate loans and securities generally have less market value volatility than do fixed-rate products.

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

     Two factors contributed to the increased liquidity at June 30, 2003; low interest rates for residential mortgages and decreased confidence in equity markets. The residential mortgages that have refinanced into low fixed-rate terms have been sold to the secondary mortgage market, providing funds for Bancorp to redeploy. Bancorp originated commercial mortgage and commercial nonmortgage loans, so the percentage of commercial loans to total loans increased. Decreased investor confidence in equity markets has increased bank deposits nationally, including deposits at Bancorp. This increase in deposits provided additional funds Bancorp invested in securities and interest-bearing deposits in other banks. Either an increase in loan rates or investor confidence in equity markets could significantly reduce Bancorp’s liquidity position.

Cash Flows

     Operating. Cash flows from operating activities are most significantly affected by net income and mortgage banking activities. Net income was $1,323,034 and $1,278,284 for the six months ended June 30, 2003 and 2002, respectively. The increase in the gain on sale of loans to $1,043,880 in the six months ended June 30, 2003 from $429,214 in the six months ended June 30, 2002 is significantly offset by the increase in amortization of intangibles (originated mortgage servicing rights). Loans originated for sale and proceeds from the sale of loans also increased with the historically low mortgage loan rates. Loans originated for sale were $82.1 million and $34.1 million for the six months ended June 30, 2003 and 2002, respectively. This increase in loans originated for sale is primarily due to low residential mortgage rates. Proceeds from the sales of loans were $81.6 million and $38.3 million for the six months ended June 30, 2003 and 2002, respectively. Because

Bancorp generally has a policy of selling long-term fixed rate mortgage loans, the volume of loan sales varies with customer demand for these loans.

     Investing. Cash flows from investing activities are most significantly affected by loans made to customers net of principal payments, changes in Bancorp’s investment portfolio, and increases in interest-bearing deposits in banks. For the six months ended June 30 2003 and 2002 there were decreases in loans of $6.7 million and $6.2 million, respectively, primarily due to refinanced loans. Investment purchases and maturities also affect cash flows from investing activities. Bancorp’s management maintains investments at levels that provide Bancorp with optimal return, risk and liquidity. In the six months ended June 30, 2003, Bancorp decreased its holdings in interest-bearing deposits in banks by $4.3 million to $18.7 million. This decrease in interest-bearing deposits is due to Bancorp’s positioning for rising interest rates. In contrast, for the six months ended June 30, 2002, Bancorp increased interest-bearing deposits in banks by $21.5 million to securely lock in interest rates as short-term market rates decreased. Bancorp also purchased $9.1 million and $1.1 million of other securities and an investment in a limited partnership, respectively, during the six months ended June 30, 2003.

     Financing. Cash flows from financing activities are mostly affected by changes in deposits and FHLB advances. Deposits increased $2.9 million and $23.5 million in the six months ended June 30, 2003 and 2002, respectively. Deposit increases in the six months ended June 30, 2002 included jumbo certificates of deposit, which the Bank used as an alternative to additional FHLB advances. Bancorp also used FHLB advances for financing its operating and investing activities. The FHLB advances decreased $6.2 million and $4.4 million during the six months ended June 30, 2003 and 2002, respectively. Bancorp generally does not borrow funds from FHLB without a specific investment strategy, such as funding specific loan commitments, holding (rather than selling) selected loans, or increasing leverage of Bancorp through investments in interest-bearing deposits in banks.

Contractual Obligations

	Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
	Total	1 year	years	years	years

Certificates of deposit	$88,496,063	$36,870,091	$23,864,802	$22,590,392	$5,170,777
FHLB advances	$54,144,253	$11,302,801	$5,903,283	$10,000,000	$31,000,000

Total contractual cash obligations	$142,640,316	$48,155,287	$29,768,085	$32,590,392	$36,170,777

     The long-term debt obligations consist of certificates of deposit and advances from the Federal Home Loan Bank. The above schedule represents principal payments only and does not include interest.

Results of Operations

     Bancorp reported net income of $558,059 or $0.20 per share for the three months ended June 30, 2003 compared to net income of $606,286 or $0.20 per share for the three months ended June 30, 2002. The decrease in net income was primarily due to an increase in the provision for loan losses. Bancorp reported net income of $1,323,024 or $0.47 per share for the six months ended June 30, 2003 compared to net income of $1,278,284 or $0.42 per share for the six months ended June 30, 2002. The increase in net income was primarily due to an increase in mortgage banking activities.

Interest Income

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Interest income decreased $0.4 million to $3.9 million from $4.3 million. This decrease is primarily due to decreases in the average interest rates earned to 6.09% in 2003 from 6.77% in 2002. The decrease in interest income is likely to reverse when interest rates increase.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Interest income decreased $0.7 million to $8.0 million from $8.7 million. This decrease is primarily due to decreases in the average interest rates earned to 6.21% in 2003 from 6.94% in 2002. The decrease in interest income is likely to reverse when interest rates increase.

     During the three and six months ended June 30, 2003 and June 30, 2002, Bancorp increased investment securities as loans refinanced and were subsequently sold.

Interest Expense

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Interest expense decreased $0.2 million to $1.8 million from $2.0 million. This was primarily due to the decrease in rates paid on average interest-bearing deposits and FHLB advances. The rate paid on average interest-bearing liabilities decreased to 2.88% from 3.36%.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Interest expense decreased $0.5 million to $3.7 million from $4.2 million. This was primarily due to the decrease in rates paid on average interest-bearing deposits and FHLB advances. The rate paid on average interest-bearing liabilities decreased to 2.96% from 3.49%.

     During the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002, the shift from FHLB borrowings to lower rate deposit accounts also contributed to the decrease in interest expense.

Net Interest Income

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30,

2002. Net interest income decreased $125,099 to $2.1 million from $2.3 million. This decrease was primarily caused by a decrease in net interest-earning assets to $9.1 million from $11.3 million and a decrease in the net interest margin to 3.31% from 3.56%.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Net interest income decreased $0.2 million to $4.3 million from $4.5 million. This decrease was primarily caused by a decrease in net interest-earning assets to $8.4 million from $11.4 million and a decrease in the net interest margin to 3.34% from 3.61%.

     During the three and six months ended June 20, 2003 compared to the three and six months ended June 30, 2002, the decrease in market interest rates to historically low levels significantly contributed to the decrease in net interest income, as the portfolio has a positive gap (assets reprice more quickly than liabilities).

Provision for Loan Losses

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The provision for loan losses was $710,787 for the quarter ended June 30, 2003 and $235,125 for the quarter ended June 30, 2002.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. The provision for loan losses was $1,029,476 for the quarter ended June 30, 2003 and $815,257 for the quarter ended June 30, 2002.

     The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions. The increases in provision for loan losses during the three and six month periods ended June 30, 2003 compared to the three and six month periods ended June 30, 2002 are primarily due to a single commercial lending relationship. During the three months ended June 30, 2003, Bancorp classified a loan relationship totaling $5.4 million which resulted in an increase in the allowance for loan losses of approximately $700,000.

Noninterest Income

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Noninterest income was $1.8 million for the three months ended June 30, 2003 compared to $1.1 million for the three months ended June 30, 2002, an increase of $765,573 or 68.5%. The primary component of noninterest income was mortgage banking activities, which increased to $989,221 in 2003 from $274,659 in 2002. Commission income was $303,179 for the three months ended June 30, 2003 compared to $282,656 for the three months ended June 30, 2002.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Noninterest income was $3.4 million for the six months ended June 30, 2003 compared to $2.5 million for the six months ended June 30, 2002, an increase of $872,641 or 34.5%. The primary component of noninterest income was mortgage banking activities, which increased to $1,723,700 in 2003 from $859,302 in 2002. Commission income was $542,142 for the six months ended June 30, 2003 compared to $492,653 for the six months ended June 30, 2002.

     During the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002, the increase in mortgage banking activities is due to the increase in loan sales during 2003 compared to 2002. Management does not expect refinance activity to continue at the current pace. The increases in commission income are due to growth in account relationships at Oakleaf Financial Services, Inc., the Bank’s wholly owned investment subsidiary.

Noninterest Expense

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Noninterest expense was $2.5 million for the three months ended June 30, 2003 compared to $2.3 million for the three months ended March 31, 2002, an increase of $235,030. Salaries and employee benefits increased by $163,870 due to staffing changes, salary adjustments and cost of living increases that took effect January 2003 and benefits expense. Service bureau expense increased to $238,800 from $157,206 for the three months ended June 30, 2003 and 2002, respectively.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Noninterest expense was $4.8 million for the six months ended June 30, 2003 compared to $4.4 million for the six months ended June 30, 2002, an increase of $370,509. Salaries and employee benefits increased by $219,864 due to staffing changes, salary adjustments and cost of living increases that took effect January 2003 and benefit expense. Service bureau expense increased to $444,113 from $315,260 for the six months ended June 30, 2003 and 2002, respectively.

     For the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002, the increase in service bureau expense was due to conversion in April 2003 to a different service bureau. The conversion to a new service bureau enhances the technological capability and efficiency of the Bank.

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

     Copies of the Bank’s historical filings with the FDIC under the Securities Exchange Act of 1934 can be obtained from Sturgis Bank & Trust Company by contacting Eric L. Eishen at Sturgis Bank & Trust Company, 113-125 E. Chicago Road, Sturgis, Michigan

49091, telephone number (269) 651-9345 or, for a nominal fee, from the FDIC, telephone number (202) 898-8913 or fax number (202) 898-3909. Filings of Bancorp with the Securities and Exchange Commission can be obtained from Bancorp by contacting Eric L. Eishen at Sturgis Bancorp, Inc., 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (269) 651-9345 or through the Securities and Exchange Commission EDGAR System at www.sec.gov. The Bank also maintains a website at www.sturgisbank.com, at which Bancorp’s electronic filings with the SEC are freely available.

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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of stockholders was held on April 29, 2003. Two matters were voted at the Meeting.

Election of Directors

Mr. Eric L. Eishen and Mr. James A. Goethals were elected to the Board of Directors for three (3) year terms expiring in 2006. The certified shares for the election of Eric L. Eishen were 2,282,332. The certified shares for the election of James A. Goethals were 2,281,657. The other Directors whose terms of office continued after the Meeting were Raymond H. Dresser, Jr., Leonard L. Eishen, Lawrence A. Franks, Donald L. Frost, and Philip G. Ward.

Ratification of the appointment of Independent Public Accountants

The Board of Directors appointed Plante & Moran, PLLC as Independent Public Accountants for the year ending December 31, 2003. The certified shares voted at the Meeting ratified this appointment with 2,301,565 shares voting in favor of the appointment, 45,282 shares voting against, and 124,450 shares abstaining. The appointment was approved.

     ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibit Listing

Exhibit Number	Description

2.1	Plan of Reorganization and Merger Agreement (1)

2.2	Consolidation Agreement (1)

3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)

Exhibit Number	Description

3.2	Bylaws of Sturgis Bancorp, Inc. (1)

10.1	Sturgis Federal Savings Bank Non-Employee Director Stock Option Plan (2)

10.2	Sturgis Federal Savings Bank Director Stock Option Plan (2)

10.3	Sturgis Federal Savings Bank Employee Stock Option Plan (3)

13.1	Annual Report to Stockholders (4)

21	Subsidiaries of Registrant (4)

31.1	Certification of President Chief Executive Officer

31.2	Certification of Chief Financial Officer

99.1	Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.

(2)  Incorporated by reference to 1994 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.

(3)  Incorporated by reference to 1995 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.

(4)  Incorporated by reference to Form 10-K for Sturgis Bancorp, Inc. for the year ended December 31, 2002.

(b)  Reports on Form 8-K

On January 16, 2003, Bancorp filed one report on Form 8-K, announcing the resignation of Gary Malloy as a director of Bancorp.

On May 1, 2003, Bancorp filed one report on Form 8-K, announcing the appointments of Eric L. Eishen as President and Chief Executive Officer and Ronald W. Scheske as Vice President effective May 1, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURGIS BANCORP, INC.
(Registrant)

Date August 13, 2003	/s/ Eric L. Eishen

Eric L. Eishen, President
and Chief Executive Officer

Date August 13, 2003	/s/ Brian P. Hoggatt

Brian P. Hoggatt, Chief Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX - 31.1	Certification of President Chief Executive Officer

EX - 31.2	Certification of Chief Financial Officer

EX - 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX - 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002