Form 10-Q
period 2003-09-30
STURGIS BANCORP INC
filed 2003-11-14
CIK 1166362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429
Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to______________

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
Yes [X] No [  ].

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2003

Common Stock, $1.00 par value	2,808,535

     Transitional Small Business Disclosure Format (check one); Yes [  ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
CONDENSED CONSOLIDATED STATEMENT OF INCOME
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
10-Q EXHIBIT INDEX
Employment Agreement with Eric L Eishen
Employment Agreement with Brian P. Hoggatt
Employment Agreement with Ronald W. Scheske
Employment Agreement with Steven L. Gage
Employment Agreement with Tracey L. Parker
Employment Agreement with David E. Watters
Excerpt from Annual Report to Stockholders
Excerpt from Annual Report to Stockholders
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

STURGIS BANCORP, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Throughout this Form 10-Q, Sturgis Bancorp, Inc. will be referred to as Bancorp and Sturgis Bank and Trust Company and its subsidiaries will be referred to as the Bank. Bancorp is a financial holding company under the Bank Holding Company Act of 1956, as amended. The Bank is a wholly owned subsidiary of Bancorp.

ITEM 1. FINANCIAL STATEMENTS

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 30,	December 31,
	2003	2002
ASSETS
Cash and due from banks	$12,699,231	$13,064,101
Short-term interest-bearing deposits	305,482	7,183

Total cash and cash equivalents	13,004,713	13,071,284
Interest-bearing deposits in banks	10,608,825	23,018,375
Securities - Available-for-sale	9,075,367	—
Securities - Held-to-maturity	11,332,009	12,590,709
Federal Home Loan Bank stock, at cost	4,221,700	4,115,400
Loans held for sale	5,017,562	7,437,506
Loans, net	209,554,727	212,043,350
Real estate owned	763,928	1,358,759
Bank owned life insurance	6,558,150	6,335,429
Accrued interest receivable	1,711,828	1,731,948
Investment in limited partnership	1,187,680	161,080
Premises and equipment, net	6,780,758	6,641,980
Intangible assets
Goodwill, net of accumulated amortization	5,109,419	5,109,419
Originated mortgage servicing rights	1,816,886	1,501,922
Other intangible assets	102,613	105,601
Other assets	1,805,378	1,461,695

Total assets	$288,651,543	$296,684,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts:
Noninterest-bearing	$14,207,139	$12,747,121
Interest-bearing	184,681,783	189,816,675
Borrowings from Federal Home Loan Bank	58,375,883	64,381,396
Accrued interest payable	617,557	935,954
Other liabilities	1,924,966	1,350,783

Total liabilities	259,807,328	269,231,929
Stockholders’ equity:
Common stock	2,808,535	2,799,535
Additional paid-in capital	17,805,688	17,732,617
Retained earnings	8,229,992	6,920,376

Total stockholders’ equity	28,884,215	27,452,528

Total liabilities and stockholders’ equity	$288,651,543	$296,684,457

STURGIS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,
	2003	2002
Interest income
Loans	$3,386,875	$3,947,896
Mortgage-backed securities	59,798	88,145
Investments	77,062	119,263
Interest-bearing deposits	123,419	258,553
Overnight deposits at FHLB	1,537	2,811

Total interest income	3,648,691	4,416,668
Interest expense
Deposits	975,867	1,324,880
FHLB advances	712,902	830,449

Total interest expense	1,688,769	2,155,329

Net interest income	1,959,922	2,261,339
Provision for loan losses	53,600	248,635

Net interest income after provision for loan losses	1,906,322	2,012,704
Noninterest income:
Service charges and other fees	359,298	393,715
Commission income	371,317	222,853
Mortgage banking activities	526,411	425,633
Trust fee income	119,443	113,337
Increase in cash surrender value of life insurance	70,663	84,089
Other income	9,735	28,326

Total noninterest income	1,456,867	1,267,953
Noninterest expenses:
Salaries and employee benefits	1,262,459	1,158,543
Office occupancy and equipment	348,424	336,581
Deposit account expenses	51,008	52,559
Service bureau expense	150,709	156,348
Professional fees and services	55,607	74,221
Other	487,882	448,577

Total noninterest expenses	2,356,089	2,226,829

Income before provision for federal income tax	1,007,100	1,053,828
Provision for federal income tax	290,299	336,141

Net income	$716,801	$717,687

Basic earnings per share	$0.26	$0.24
Diluted earnings per share	$0.25	$0.24
Dividends declared per share	$0.09	$0.07

STURGIS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended September 30,
	2003	2002
Interest income
Loans	$10,561,047	$11,885,050
Mortgage-backed securities	199,664	152,655
Investments	418,165	375,381
Interest-bearing deposits	460,461	659,112
Overnight deposits at FHLB	22,565	43,942

Total interest income	11,661,902	13,116,140
Interest expense
Deposits	3,220,757	3,770,415
FHLB advances	2,166,497	2,558,437

Total interest expense	5,387,254	6,328,852

Net interest income	6,274,648	6,787,288
Provision for loan losses	1,083,075	1,063,892

Net interest income after provision for loan losses	5,191,573	5,723,396
Noninterest income:
Service charges and other fees	1,073,941	1,135,094
Commission income	913,459	715,504
Mortgage banking activities	2,027,662	1,284,935
Trust fee income	367,224	364,114
Increase in cash surrender value of life insurance	222,721	248,087
Other income	256,232	51,952

Total noninterest income	4,861,239	3,799,686
Noninterest expenses:
Salaries and employee benefits	3,780,283	3,458,164
Office occupancy and equipment	1,024,313	963,859
Deposit account expenses	149,730	147,162
Service bureau expense	594,821	471,608
Professional fees and services	241,558	274,358
Other	1,381,763	1,357,548

Total noninterest expenses	7,172,468	6,672,699

Income before provision for federal income tax	2,880,344	2,850,383
Provision for federal income tax	840,508	854,411

Net income	$2,039,836	$1,995,972

Basic earnings per share	$0.73	$0.67
Diluted earnings per share	$0.73	$0.67
Dividends declared per share	$0.26	$0.21

STURGIS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income	$2,039,836	$1,995,972
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	478,662	445,152
Amortization of intangibles	825,541	527,186
Provision for loan losses	1,083,075	1,063,892
Loss on sale of fixed assets	4,785	—
Premiums and discounts on investment securities	71,562	37,508
Gain on sale of loans	(1,358,252)	(721,197)
Gain on sale of real estate owned	(9,122)	(44,283)
Proceeds from the sale of loans held for sale	110,911,535	61,498,898
Loans originated for sale	(107,133,339)	(59,917,326)
Loss of equity in limited partnership	23,400	13,500
Increase in cash value of bank owned life insurance	(222,721)	(248,087)
Changes in assets and liabilities:
Increase in accrued interest and other assets	(1,461,080)	(165,169)
Decrease (increase) in accrued interest and other liabilities	256,857	(148,845)

Net cash provided by operating activities	5,510,739	4,337,201
Cash Flows from Investing Activities
Net decrease (increase) in interest-bearing deposits in banks	12,409,550	(11,564,025)
Proceeds from maturities of securities held-to-maturity	1,187,138	1,381,735
Purchase of securities held-to-maturity	—	(10,213,698)
Purchase of other securities	(9,075,367)	(1,044,096)
Purchase of FHLB stock	(106,300)	—
Purchase of investment in limited partnership	(1,050,000)	—
Net decrease (increase) in loans	984,937	(5,099,931)
Proceeds from sale of real estate owned	1,024,564	653,311
Purchases of premises and equipment	(622,225)	(392,151)

Net cash provided by (used in) investing activities	4,752,297	(26,278,855)
Cash Flows from Financing Activities
Net increase in demand and savings account deposits	8,294,519	7,831,776
Net (decrease) increase in certificates of deposits	(11,969,393)	20,692,450
Repayment of FHLB advances	(10,349,373)	(26,401,560)
Proceeds from FHLB advances	4,343,860	23,375,887
Dividends paid	(730,220)	(631,139)
Exercise of stock options	81,000	—
Stock Redemption	—	(2,235,074)

Net cash (used in) provided by financing activities	(10,329,607)	22,632,340

Net (decrease) increase in Cash and Cash Equivalents	(66,571)	690,686
Cash and Cash Equivalents - Beginning of Period	13,071,284	10,629,027

Cash and Cash Equivalents - End of Period	$13,004,713	$11,319,713

STURGIS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A: FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Goodwill

Until adoption of FAS 142 in January of 2002, goodwill was amortized using accelerated methods over fifteen years. Beginning in January of 2002, in accordance with FAS 142, the Bank no longer amortizes goodwill. On an ongoing basis, management assesses the recoverability of the goodwill. If an assessment of the goodwill indicates that its recoverability is impaired, a charge to expense is recorded for the amount of the impairment.

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

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Fair value is determined by stratifying rights by predominant characteristics, such as interest rates and terms, as well as using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The Bank carried a valuation allowance associated with capitalized servicing rights of approximately $170,000 at September 30, 2003 and $275,000 at December 31, 2002.

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

	Nine Months Ended
	September 30,
	2003	2002

Supplemental cash flow information:
Cash paid during the periods for:
Interest	$5,705,651	$6,445,432
Income taxes	1,015,000	791,071
Noncash investing and financing activities:
Loans transferred to real estate owned	420,611	1,108,949

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and nine month periods ended September 30, 2003 the weighted average number of common shares used in the computation of basic earnings per share was 2,808,535 and 2,808,408, respectively. The weighted average number of common shares for the three and nine month periods ended September 30, 2002 was 2,929,611 and 2,987,758, respectively.

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options. For the three and nine month periods ended September 30, 2003 the weighted average number of common shares used in the computation of diluted earnings per share was 2,811,640 and 2,810,587, respectively. The weighted average number of common shares for the three and nine month periods ended September 30, 2002 was 2,932,999 and 2,989,773, respectively.

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

	Three Month Periods Ended September 30,

	2003	2002

	(Unaudited)
Net income, as reported	$716,801	$717,687
Add: Total stock-based compensation recorded	—	—
Deduct: Total stock-based compensation expense determined under fair value methods for all awards	(3,655)	(23,472)

Proforma net income	$713,146	$694,215

Reported income per common share:
Basic	$0.26	$0.24
Diluted	0.26	0.24
Proforma income per common share:
Basic	0.25	0.24
Diluted	0.25	0.24

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note B: ORGANIZATION AND ACCOUNTING POLICIES, Continued.

	Nine Month Periods Ended September 30,

	2003	2002

	(Unaudited)
Net income, as reported	$2,039,836	$1,995,972
Deduct: Total stock-based compensation expense determined under fair value methods for all awards	(10,965)	(70,416)

Proforma net income	$2,028,871	$1,925,557

Reported income per common share:
Basic	$0.73	$0.67
Diluted	0.73	0.67
Proforma income per common share:
Basic	0.72	0.64
Diluted	0.72	0.64

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note C: LOANS RECEIVABLE, NET.

A summary of the balances of loans follows:

	September 30,	December 31,
	2003	2002

	(Unaudited)
Mortgage loans on real estate:
Residential 1-4 family	$118,778,052	$127,770,040
Commercial	60,382,918	50,440,340
Construction loans – residential	10,626,451	8,038,367
Construction loans – commercial	2,731,400	3,806,000

	192,518,821	190,054,747
Commercial nonmortgage loans	14,576,759	15,072,501
Consumer and installment loans:
Consumer and installment	8,645,494	11,354,651
Other	987,986	569,566

	9,633,480	11,924,217

Subtotal	216,729,060	217,051,465
Less:
Allowance for possible loan losses	2,713,108	1,920,037
Unearned interest	10,365	16,925
Undisbursed portion of loans in process	4,719,386	3,167,369
Deferred loan fees	(268,526)	(96,216)

Loans receivable, net	$209,554,727	$212,043,350

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note D: DEPOSITS.

Interest-bearing deposits are summarized as follows:

	September 30	December 31,
	2003	2002

	(Unaudited)
Statement savings	$42,408,042	40,890,720
NOW accounts	56,041,251	50,724,071
Time:
$100,000 and over	28,314,989	34,452,825
Under $100,000	57,917,502	63,749,059

Total interest-bearing deposits	$184,681,784	$189,816,675

Note E: ADVANCES FROM FEDERAL HOME LOAN BANK.

Advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) are collateralized by FHLB stock and all non-employee residential mortgage loans.

Bancorp had $58.4 million and $64.4 million in advances from FHLB at September 30, 2003 and December 31, 2002, respectively. Interest rates range from 1.37% to 7.34% with maturities ranging from December 2003 to February 2012.

Annual principal payments of FHLB advances are as follows:

Twelve Months Ending		Weighted
September 30,	Amount	Rate

2004	$11,472,600	4.51%
2005	2,557,211	6.73%
2006	3,346,072	5.70%
2007	—	—
2008	10,000,000	5.50%
2009 and thereafter	31,000,000	4.51%

Total	$58,375,883	4.85%

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

Bancorp paid a cash dividend of $.09 per share on its issued and outstanding common stock on September 15, 2003 to shareholders of record August 15, 2003. Total dividends paid on September 15, 2003 were $252,768.

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

Financial Condition

     Assets. Bancorp’s total assets at September 30, 2003 were $288.7 million compared to $296.7 million at December 31, 2002, a decrease of $8.0 million or 2.7%. The decrease in total assets is primarily due to decreases in net loans and loans held for sale. The $12.4 million decrease in interest-bearing deposits in banks provided funds that were reinvested into securities available for sale, to increase liquidity in preparation for future increases in rates.

     Loans. The Bank’s net loans decreased to $209.6 million at September 30, 2003 from $212.0 million at December 31, 2002. This decrease was primarily due to residential loans refinanced with the decrease in market rates. Adjustable-rate mortgage loans were refinanced into fixed rate mortgages to lock in low rates. The Bank sells long-term, fixed rate, residential mortgages in the secondary market, so the residential mortgages decreased to $118.8 million at September 30, 2003 from $127.8 million at December 31, 2002. The demand for fixed-rate mortgage loans in 2003 was strong due to lower average interest rates during the period. The mortgage loans originated for sale were primarily funded by the secondary mortgage market sales. At September 30, 2003, outstanding loan commitments were $42.1 million, which included $19.8 million of home equity lines of credit. These loan commitments will be funded by interest-bearing deposits, maturing assets, and additional FHLB borrowings, if needed. The decision to sell fixed-rate mortgages with original maturities of 10 years or greater protects the Bank from the interest rate risks inherent in holding these longer fixed-rate loans and provides a source of liquidity to fund loan demand. Bank Management does not view the decrease in loan balances as a continuing trend. An increase in market interest rates will decelerate the pace of refinance in the residential loan portfolio.

     Commercial mortgage loans increased to $60.4 million, or 27.9% of gross loans, at September 30, 2003 from $50.4 million, or 23.2% of gross loans at December 31, 2002. The Bank has expanded the commercial loan department to service the growth in commercial loans. Management expects this expansion will continue the growth of commercial loan balances.

     Loans serviced for others increased by $33.6 million to $212.1 million at September 30, 2003 from $178.5 million at December 31, 2002. This servicing portfolio consists of loans originated by the Bank and sold in the secondary mortgage market with servicing retained by the Bank. Bancorp has no purchased mortgage servicing portfolio. The originated mortgage servicing rights asset had a valuation allowance at September 30, 2003 and December 31, 2002 of approximately $170,000 and $275,000, respectively. This reduction in the valuation allowance contributed $105,000 to noninterest income during the nine months ended September 30, 2003. This allowance was established to recognize the measured impairment of the asset. The Bank will continue to monitor the valuation of the servicing rights asset. If subsequent analysis shows reductions in the impairment, the valuation allowance will be reduced.

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

     During the nine months ended September 30, 2003, the Bank’s nonperforming assets and total loans decreased. However the Bank increased the allowance for loan losses during the period as a result of analysis related to a specific commercial relationship.

     The following table provides an analysis of the allowance for loan losses:

	Nine Months Ended		Year Ended
	September 30,		December, 31,

	2003	2002	2002	2001	2000

Balance at the beginning of the period	$1,920,037	$1,300,000	$1,300,000	$803,744	$730,000
Charge-offs:
Residential mortgages	102,923	324,769	448,217	226,230	117,403
Commercial mortgages	91,507	9,942	121,053	42,900	—
Construction loans - residential	—	—	—	—	—
Construction loans - commercial	—	—	—	—	—
Commercial nonmortgage loans	67,921	180,718	130,718	175,675	25,061
Loans secured by deposits	—	—	—	—	—
Other consumer and installment loans	84,386	89,642	250,118	162,412	188,219

Total charge-offs	346,737	605,071	950,106	607,217	330,683
Recoveries
Residential mortgages	8,136	—	—	21,344	54,261
Commercial mortgages	2,998	—	2,966	—	—
Construction loans - residential	—	—	—	—	—
Construction loans - commercial	—	—	—	—	—
Commercial nonmortgage loans	—	16,548	16,548	3,021	2,044
Loans secured by deposits	—	—	—	—	—
Other consumer and installment loans	45,598	28,065	55,713	22,914	39,122

Total recoveries	56,732	44,613	75,227	47,279	95,427
Net charge-offs	290,004	560,458	874,879	559,938	235,256
Provision for loan losses	1,083,075	1,063,892	1,494,916	1,056,194	309,000

Balance at the end of the period	$2,713,108	$1,803,434	$1,920,037	$1,300,000	$803,744

Ratio of net charge-offs during the period to Average loans outstanding during the period	0.14%	0.26%	0.40%	0.25%	0.11%
Allowance for loan losses to total loans	1.25%	0.79%	0.88%	0.58%	0.36%
Nonperforming assets to total assets	1.53%	1.63%	1.76%	1.55%	0.86%
Allowance for loan losses to nonperforming assets	61.25%	36.47%	36.82%	29.91%	34.50%

     The following table shows the allocation of the allowance for loan losses at the dates indicated by loan type:

	September 30, 2003		December 31, 2002		December 31, 2001		December 31, 2000

		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each
		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential mortgages	$472,852	51.95%	$491,171	58.87%	$304,503	67.13%	$391,768	71.96%
Commercial mortgages	1,782,265	30.12%	956,217	23.24%	470,459	15.92%	189,927	11.73%
Construction loans – residential	24,455	5.07%	8,651	3.70%	35,014	3.62%	23,871	2.14%
Construction loans – commercial	34,143	1.30%	16,914	1.75%	—	0.20%	—	0.14%
Commercial nonmortgage loans	289,501	6.96%	314,963	6.94%	165,188	5.89%	92,594	5.72%
Loans secured by deposits	—	0.47%	—	0.26%	—	0.26%	—	0.19%
Other consumer and installment	109,892	4.13%	132,121	5.23%	324,836	6.98%	105,584	8.14%

Total allowance for loan losses	$2,713,108	100.00%	$1,920,037	100.00%	$1,300,000	100.00%	$803,744	100.00%

     Loans in nonaccrual status at September 30, 2003 of $2.6 million consisted primarily of residential and commercial real estate loans, for which foreclosure has begun or full collection of the loan is questionable. The following table presents the aggregate amount of troubled asset categories as of the dates indicated:

		December 31,
	Sept. 30, 2003	2002	2001	2000

Past due - 90 days or greater	$1,104,278	$899,975	$1,073,625	$1,314,288
Nonaccrual loans	2,561,345	2,955,666	2,821,965	911,610
Real estate owned	763,928	1,358,759	451,173	103,500

Total nonperforming assets	4,429,550	5,214,400	4,346,763	2,329,398
Restructured assets	201,317	626,882	1,381,920	1,030,858

Total troubled assets	$4,630,868	$5,841,282	$5,728,683	$3,360,256

Ratio of troubled assets to total loans	2.21%	2.75%	2.56%	1.50%

Ratio of troubled assets to total assets	1.60%	1.97%	2.05%	1.24%

     Interest-bearing Deposits in Banks. Interest-bearing deposits in banks were $10.6 million at September 30, 2003, compared to $23.0 million at December 31, 2002, a decrease of $12.4 million, due to maturity. Matured interest-bearing deposits have been redeployed into securities available-for-sale to enhance net interest income..

     Securities – Available for sale. Investment securities available for sale of $9.1 million at September 30, 2003 consisted primarily of shares in a mutual fund that invests in mortgage-related securities.

     Securities – Held-to-maturity. Investment securities held-to-maturity consisting of municipal obligations, trust preferred and mortgage-backed securities were $11.3 million at September 30, 2003, compared to $12.6 million at December 31, 2002 a decrease of $1.3 million. The decrease was primarily due to principal payments on mortgage-backed securities.

     Investments in Limited Partnerships. Investments in limited partnerships increased to $1.2 million at September 30, 2003 from $161,080 at December 31, 2002. This increase is due to an investment in North Lake Apartments in Elkhart, Indiana. North Lake Apartments is a 192-unit apartment community that utilizes tax exempt financing along with federal tax credits to provide affordable housing to residents with less than 60% of the area’s median income. The Bank’s investment of $1.1 million in the nine months ended September 30, 2003 fully fund’s its 25% partnership position.

     Deposits and Borrowed Funds. Deposits were $198.9 million at September 30, 2003, compared to $202.6 million at December 31, 2002, a decrease of $3.7 million or 1.8%. The decrease is primarily in certificates of deposit. The relatively low interest rates paid on new and renewing certificates of deposit have shifted funds from certificates of deposit to savings and NOW accounts, which are immediately repricing and impose no penalty for withdrawal.

     The Bank has an available line of credit with the Federal Home Loan Bank of Indianapolis (“FHLB”) which provides for advances up to $10.0 million and matures in March 2004. All borrowings from FHLB are collateralized by FHLB stock and non-employee mortgage loans. Short-term advances were $8.0 million at September 30, 2003 compared to $6.7 million at December 31, 2002.

     Long-term advances were $50.4 million at September 30, 2003 compared to $57.7 million at December 31, 2002.

Capital

     The stockholders’ equity of Bancorp was $28.9 million at September 30, 2003 compared to $27.5 million at December 31, 2002, an increase of $1.4 million or 5.1%. The primary component of this increase was net income. Cash dividends during the first nine months of 2003 of $0.26 per share reduced retained earnings by $730,220. The stockholders’ equity was 10.0% of total assets at September 30, 2003.

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

     As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets, less goodwill, of 3% for the most highly rated financial holding companies. All other financial holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4%-5%, depending on the particular circumstances and risk profile of the institution. Management deems the current capitalization level adequate for current and anticipated strategies.

     The following table summarizes the capital ratios of Bancorp at the dates indicated:

	September 30, 2003	December 31, 2002

Equity to assets	10.0%	9.2%
Tier I leverage	8.3%	7.5%
Risk-based: Tier I capital	11.4%	11.1%
Total capital	12.7%	12.0%

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

     The Bank measures its exposure to interest rate fluctuations primarily by using a computer modeling system designed for savings institutions such as the Bank. The model uses assumptions which management believes are reasonable for the analysis. These assumptions include (but are not limited to) prepayment and decay rates based on nine interest rate scenarios. It allows the Bank to adjust its asset-liability mix based on the interest rate risk identified. The analysis estimates the changes in the market value of the Bank’s equity using interest rate change scenarios ranging from +4% to –4%, in 1% increments from current market rates. At September 30, 2003, the following table illustrates the interest rate sensitivity of Bancorp’s equity to 3% positive and negative changes in market interest rates.

(in Thousands of Dollars)

Book value of stockholders’ equity	$28,844

3% increase in market rates	47,488
2% increase in market rates	46,696
1% increase in market rates	45,709
No change (current market value of equity)	44,470
1% decrease in market rates	41,776
2% decrease in market rates	38,744
3% decrease in market rates	35,189

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

     Bancorp’s Board of Directors compares net interest income sensitivity and has established tolerance limits for fluctuation. At September 30, 2003, the forecasted exposure was within Bancorp’s established policy limits, except in falling rate change scenarios. Bancorp’s Board of Directors and Management consider further significant rate decreases from September 30, 2003 as unlikely.

Net Interest Income Sensitivity: Change in Projected Results vs. Constant Rates

12 Month Projection – September 2003 through September 2004

	Rate Shock Amount
	(2.00%)	(1.00%)	0.00%	1.00%	2.00%

Percent Change in net interest income vs constant rates	(16.15%)	(7.27%)	0.00%	5.70%	13.47%
ALCO Policy	(6.00%)	(3.00%)	0.00%	(4.00%)	(8.00%)

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

     The primary factor that contributed to the increased liquidity at September 30, 2003 was low interest rates for residential mortgages. Residential mortgages that have refinanced into low fixed-rate terms have been sold to the secondary mortgage market, providing funds for Bancorp to redeploy. Bancorp originated commercial mortgage and commercial nonmortgage loans to hold in its portfolio, so the percentage of commercial loans to total loans increased. Excess funds from refinanced residential mortgages have been invested in securities available-for-sale and funded the decrease in deposits. An increase in loan rates would probably reduce Bancorp’s liquidity position, because borrowers would be more likely to prefer adjustable-rate mortgages, which Bancorp holds in its portfolio. Management deems the current liquidity level of Bancorp adequate for current and anticipated needs.

Cash Flows

     Operating. Cash flows from operating activities are most significantly affected by net income and mortgage banking activities. Net income was $2,039,836 and $1,995,972 for the nine months ended September 30, 2003 and 2002, respectively. The increase in the gain on sale of loans to $1,358,252 in the nine months ended September 30, 2003 from

$721,197 in the nine months ended September 30, 2002 is significantly offset by the increase in amortization of intangibles (originated mortgage servicing rights). Loans originated for sale and proceeds from the sale of loans also increased with the historically low mortgage loan rates. Loans originated for sale were $107.1 million and $60.0 million for the nine months ended September 30, 2003 and 2002, respectively. This increase in loans originated for sale is primarily due to low residential mortgage rates. Proceeds from the sales of loans were $110.9 million and $61.5 million for the nine months ended September 30, 2003 and 2002, respectively. Because Bancorp generally has a policy of selling long-term fixed rate mortgage loans, the volume of loan sales varies with customer demand for these loans.

     Investing. Cash flows from investing activities are most significantly affected by loans made to customers net of principal payments, changes in Bancorp’s investment portfolio, and increases in or maturities of interest-bearing deposits in banks. For the nine months ended September 30 2003 there was a decrease in loans of $1.0 million, partially offset by a increase in commercial mortgage loans, due to adjustable-rate residential loans refinanced into fixed-rate mortgages to lock in low rates and subsequently sold. For the nine months ended September 30, 2002 there was an increase in loans of $5.1 million due to loans serviced for others refinanced into portfolio loans. Investment purchases and maturities also affect cash flows from investing activities. Bancorp’s management maintains investments at levels that provide Bancorp with optimal return, risk and liquidity. In the nine months ended September 30, 2003, Bancorp decreased its holdings in interest-bearing deposits in banks by $12.4 million to $10.6 million. This decrease in interest-bearing deposits was offset by $9.1 invested in securities available for sale. The securities available for sale increases Bancorp’s liquidity, which positions Bancorp to capitalize on anticipated increases in interest rates. In contrast, for the nine months ended September 30, 2002, Bancorp increased interest-bearing deposits in banks by $11.6 million to securely lock in interest rates as short-term market rates decreased. Bancorp also purchased $9.1 million and $1.1 million of other securities and an investment in a limited partnership, respectively, during the nine months ended September 30, 2003.

     Financing. Cash flows from financing activities are mostly affected by changes in deposits and FHLB advances. Deposits decreased $3.7 million in the nine months ended September 30, 2003 and increased $28.5 million in the nine months ended September 30, 2003 and 2002, respectively. Deposit increases in the nine months ended September 30, 2002 included jumbo certificates of deposit, which the Bank used as an alternative to additional FHLB advances. Bancorp also used FHLB advances for financing its operating and investing activities. The FHLB advances decreased $6.0 million and $3.0 million during the nine months ended September 30, 2003 and 2002, respectively. Bancorp generally does not borrow funds from FHLB without a specific investment strategy, such as funding specific loan commitments, holding (rather than selling) selected loans, or increasing leverage of Bancorp through investments in interest-bearing deposits in banks.

Contractual Obligations

	Payments Due by Period

		Less than	1 – 3	4 - 5	After 5
	Total	1 year	years	years	years

Certificates of deposit	$86,232,491	$34,078,065	$22,916,654	$24,135,746	$5,102,026
FHLB advances	58,375,883	11,472,600	5,903,283	10,000,000	31,000,000

Total contractual cash obligations	$144,608,374	$45,550,665	$28,819,937	$34,135,746	$36,102,026

     The long-term debt obligations consist of certificates of deposit and advances from the Federal Home Loan Bank. Certificates of deposit include $10.5 million of brokered deposits, most of which matures in 4-6 years. Bancorp utilizes jumbo and brokered deposits when the interest rate of similar-term FHLB advances is higher. The above schedule represents principal payments only and does not include interest.

Results of Operations

     Bancorp reported net income of $716,801 or $0.26 per share for the three months ended September 30, 2003 compared to net income of $717,687 or $0.24 per share for the three months ended September 30, 2002. The increase noninterest income and decrease in provision for loan losses were offset by the decrease in net interest income. Bancorp reported net income of $2,039,836 or $0.73 per share for the nine months ended September 30, 2003 compared to net income of $1,652,356 or $0.54 per share for the nine months ended September 30, 2002. The increase in net income was primarily due to an increase in mortgage banking activities.

Interest Income

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. Interest income decreased $0.8 million to $3.6 million from $4.4 million. This decrease is primarily due to decreases in the average interest rates earned to 5.72% in 2003 from 6.58% in 2002. The decrease in interest income is likely to reverse when interest rates increase.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002. Interest income decreased $1.5 million to $11.7 million from $13.1 million. This decrease is primarily due to the reduction of net loans to $209.6 million in 2003 from $221.4 in 2003 and interest bearing deposits to $10.6 million in 2003 from $26.6 million in 2002. The average interest rates decreased to 6.68% in 2003 and from 6.83% in 2002.

     During the three and nine months ended September 30, 2003 and September 30, 2002, Bancorp increased investment securities as loans refinanced and were subsequently sold.

Interest Expense

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. Interest expense decreased $0.5 million to $1.7 million from $2.2 million. This was primarily due to the decrease in rates paid on average interest-bearing deposits and FHLB advances. The rate paid on average interest-bearing liabilities decreased to 2.75% from 3.36%.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002. Interest expense decreased $0.9 million to $5.4 million from $6.3 million. This was primarily due to the decrease in rates paid on average interest-bearing deposits and FHLB advances and a decrease of $9.0 million in average interest-bearing liabilities. The rate paid on average interest-bearing liabilities decreased to 3.19% from 3.45%.

     During the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002, the shift from FHLB borrowings to lower rate deposit accounts also contributed to the decrease in interest expense.

Net Interest Income

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. Net interest income decreased $301,417 to $2.0 million from $2.3 million. This decrease was primarily caused by a decrease in net interest-earning assets to $10.8 million from $11.7 million and a decrease in the net interest margin to 2.97% from 3.22%.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002. Net interest income decreased $512,640 to $6.3 million from $6.8 million. This decrease was primarily caused by a decrease in net interest-earning assets to $8.5 million from $11.3 million, partially offset by an increase in the net interest margin to 3.49% from 3.38%.

     During the three and nine months ended September 20, 2003 compared to the three and nine months ended September 30, 2002, the decrease in market interest rates to historically low levels significantly contributed to the decrease in net interest income, as the portfolio has a positive gap (assets reprice more quickly than liabilities).

Provision for Loan Losses

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. The provision for loan losses was $53,600 for the quarter ended September 30, 2003 and $248,635 for the quarter ended September 30, 2002. The provision for loan losses decreased primarily due to a decrease in net charge-offs to $21,510 for the quarter ended September 30, 2003 from $160,612 for the quarter ended September 30, 2002.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002. The provision for loan losses was $1,083,075 for the nine months ended September 30, 2003 and $1,063,892 for the nine months ended September 30, 2002.

     The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

Noninterest Income

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. Noninterest income was $1.5 million for the three months ended September 30, 2003 compared to $1.3 million for the three months ended September 30, 2002, an increase of $188,914 or 14.9%. The largest component of the change in noninterest income was commission income, which increased to $371,317 for the three months ended September 30, 2003 from $222,853 for the three months ended September 30, 2002. Mortgage banking activities increased to $526,411 in 2003 from $425,633 in 2002.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002. Noninterest income was $4.9 million for the nine months ended September 30, 2003 compared to $3.8 million for the nine months ended September 30, 2002, an increase of $1.1 million or 27.9%. The primary component of noninterest income was mortgage banking activities, which increased to $2.0 million in 2003 from $1.3 million in 2002. Commission income was $913,459 for the nine months ended September 30, 2003 compared to $715,504 for the nine months ended September 30, 2002.

     During the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002, the increase in mortgage banking activities is due to the increase in loan sales during 2003 compared to 2002. Management does not expect refinance activity to continue at the current pace. The increases in commission income are due to growth in account relationships at Oakleaf Financial Services, Inc., the Bank’s wholly owned investment subsidiary. Management expects commission income to continue its gradual increase as Oakleaf Financial Services, Inc. expands its services throughout Bancorp’s market area.

Noninterest Expense

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. Noninterest expense was $2.4 million for the three months ended September 30, 2003 compared to $2.2 million for the three months ended September 30, 2002, an increase of $129,260. Salaries and employee benefits increased by $103, 916 due to staffing changes, salary adjustments and cost of living increases that took effect January 2003 and increased cost of benefits.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002. Noninterest expense was $7.2 million for the nine months ended September 30, 2003 compared to $6.7 million for the nine months ended September 30, 2002, an increase of $.5 million. Salaries and employee benefits increased by $322,119 due to staffing changes, salary adjustments and cost of living increases that took effect January 2003 and benefit expense. Service bureau expense increased to $594,821 from $471,608 for the nine months ended September 30, 2003 and 2002, respectively.

     For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, the increase in service bureau expense was due to one-time conversion expenses. The conversion to a different service bureau in April 2003 enhances the technological capability and efficiency of the Bank. On-going service bureau expense is expected to be relatively unchanged.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information concerning quantitative and qualitative disclosures about market risk contained under the captions “Asset/Liability Management” and “Effect of Interest Rate Fluctuations” on pages 13 through 18 (inclusive) of the Bancorp’s Annual Report to Stockholders for the year ended December 31, 2002 is incorporated herein by reference and attached as Exhibit 13.1 to this Form 10-Q. Such Annual Report was previously filed as Exhibit 13.1 to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that Bancorp’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are sufficiently effective to ensure that the information required to be disclosed by Bancorp in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in Bancorp’s internal controls and procedures or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings other than the ordinary routine proceedings of Bancorp.

     ITEM 2. CHANGES IN SECURITIES

The information contained in the section captioned “Market Information” in the 2002 Annual Report to Stockholders is incorporated herein by reference and attached as Exhibit 13.2 to this Form 10-Q. Such Annual Report was previously filed as Exhibit 13.1 to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2002. In addition to the information incorporated by reference, the following table shows sales of unregistered securities by Bancorp since December 31, 2002.

Date of Sale	Number of Shares	Exercise Price	Name

01/03/2003	9,000	$9.00	Leonard L. Eishen

     ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibit Listing

Exhibit Number	Description

3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)

3.2	Bylaws of Sturgis Bancorp, Inc. (1)

10.1	Sturgis Federal Savings Bank Non-Employee Director Stock Option Plan (2)

10.2	Sturgis Federal Savings Bank Director Stock Option Plan (2)

10.3	Sturgis Federal Savings Bank Employee Stock Option Plan (3)

10.4	Employment Agreement with Eric L. Eishen

10.5	Employment Agreement with Brian P. Hoggatt

10.6	Employment Agreement with Ronald W. Scheske

10.7	Employment Agreement with Steven L. Gage

10.8	Employment Agreement with Tracey L. Parker

10.9	Employment Agreement with David E. Watters

Exhibit Number	Description

13.1	Excerpt from Annual Report to Stockholders

13.2	Excerpt from Annual Report to Stockholders

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Rule 13a-14(b) Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.

(2)  Incorporated by reference to 1994 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.

(3)  Incorporated by reference to 1995 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.

December 31, 2002.

(b) Reports on Form 8-K

During the third quarter of 2003, there were no reports filed on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURGIS BANCORP, INC.
(Registrant)

Date November 12, 2003	/s/ Eric L. Eishen Eric L. Eishen, President
and Chief Executive Officer

Date November 12, 2003	/s/ Brian P. Hoggatt Brian P. Hoggatt, Chief Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT No.	DESCRIPTION

3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)

3.2	Bylaws of Sturgis Bancorp, Inc. (1)

10.1	Sturgis Federal Savings Bank Non-Employee Director Stock Option Plan (2)

10.2	Sturgis Federal Savings Bank Director Stock Option Plan (2)

10.3	Sturgis Federal Savings Bank Employee Stock Option Plan (3)

10.4	Employment Agreement with Eric L. Eishen

10.5	Employment Agreement with Brian P. Hoggatt

10.6	Employment Agreement with Ronald W. Scheske

10.7	Employment Agreement with Steven L. Gage

10.8	Employment Agreement with Tracey L. Parker

10.9	Employment Agreement with David E. Watters

13.1	Excerpt from Annual Report to Stockholders

13.2	Excerpt from Annual Report to Stockholders

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Rule 13a-14(b) Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.

(2)  Incorporated by reference to 1994 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.

(3)  Incorporated by reference to 1995 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.