Form 10-K
period 2003-12-31
STURGIS BANCORP INC
filed 2004-03-29
CIK 1166362

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 2004 was $24,933,083.

The number of shares outstanding of the registrant's common stock as of March 15, 2004 was 2,809,285.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders dated March 25, 2004 to be delivered to stockholders are incorporated by reference into Part II.

Portions of the definitive Proxy Statement dated March 26, 2004 to be delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on April 27, 2004 are incorporated by reference into Part III.

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

                                ITEM 1. BUSINESS

BACKGROUND

        Sturgis Bancorp, Inc. (the "Company"), is a financial holding company under the Bank Holding Company Act of 1956, as amended. The Company originated on December 11, 2001, when the shareholders of Sturgis Bank & Trust Company (the "Bank") approved the reorganization of the Bank as a wholly owned subsidiary of the Company. This reorganization was effective January 1, 2002. As a result, historical information in this Form 10-K for periods before the January 1, 2002 effective date relate to the Bank. Throughout this Form 10-K Sturgis Bancorp, Inc. will be referred to as the Company and Sturgis Bank & Trust Company will be referred to as the Bank.

THE BANK AND THE COMPANY

        The Bank is a state-chartered savings bank located in Sturgis, Michigan. The Bank began operations in 1905 as a state chartered building and loan association and in 1988 converted to a federally chartered stock savings bank. In 1999, the Bank was approved by the State of Michigan to become a Michigan savings bank. The principal business of the Bank is to accept savings deposits from the general public and make single family mortgage loans and to a lesser extent, consumer and commercial loans. The Bank established a trust department in 1997 and has been expanding its commercial loan department since 1998. The Bank conducts business from its main office in Sturgis, Michigan and 9 full-service branch offices located in Bronson, Centreville, Climax, Coldwater, Colon, South Haven, Sturgis, Three Rivers and White Pigeon, Michigan. The Bank also operates one limited services branch in Sturgis, Michigan.

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

        St. Joseph County has a diverse economy. It is a rural county that has a large agricultural base, but also has a diverse industrial base. Some of the larger manufacturers in the area produce truck bodies, infant formula, machine tools, plastic products, paper board, mirrored acrylic, pressure sensitive labels, orthotic devices, automotive transmissions, and other automotive parts and accessories. There are numerous tool and die as well as mold shops, both large and small.


QUARTERLY FINANCIAL DATA

                                 Interest          Net Interest           Net              Earnings
       Quarter Ended              Income              Income             Income           Per Share
---------------------------------------------------------------------------------------------------------
March 31, 2002                        4,406,049          2,271,101            671,999         0.22
June 30, 2002                         4,293,422          2,254,847            606,285         0.20
Sept. 30, 2002                        4,416,668          2,261,340            717,688         0.24
Dec. 31, 2002                         4,294,553          2,209,304            794,415         0.28
March 31, 2003                        4,089,947          2,184,214            764,976         0.27
June 30, 2003                         3,922,503          2,129,750            558,059         0.20
Sept. 30, 2003                        3,648,691          1,959,922            716,801         0.26
Dec. 31, 2003                         3,584,457          1,954,439            565,253         0.20

EFFECT OF GOVERNMENT MONETARY POLICIES

        Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or avoid a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

RECENT DEVELOPMENTS

        During January 2002, the Board of Directors of the Company, the parent company of the Bank, approved a program to repurchase up to 10% of the Company's issued and outstanding common stock in the open market and in privately negotiated transactions. Through December 31, 2002, the Company had redeemed 301,999 shares at a total redemption price of $3,005,294. The repurchase program expired in January 2003 without any additional shares repurchased.

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

        Loans are sold on a non-recourse basis to the Federal Home Loan Mortgage Corporation or Federal Home Loan Bank of Indianapolis (FHLB) at a minimum yield of .25% to the Bank as servicing income, plus an applicable premium. Loan servicing fee income in 2003 was $502,743 or 8.78% of noninterest income. Loan servicing fee income as a percentage of net interest income for the years ended December 31, 2003, 2002, and 2001 was 6.13%, 4.38%, and 2.99%, respectively.

        The Bank has the authority to purchase and sell mortgage loans and mortgage participations. From time to time, the Bank purchases mortgage-backed securities guaranteed or insured by the Small Business Administration, Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The Bank's mortgage-backed securities carry a variable rate feature.

        At December 31, 2003, 1.3%, or $2.7 million, of the Bank's net loan portfolio was residential mortgages serviced by others.

        An asset is recorded on the balance sheet for mortgage servicing rights. At December 31, 2003 and 2002 the balance was $1,974,988 and $1,501,922, respectively.

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

        The proportion of the total value of commitments derived from any particular category of loans varies from time to time and depends upon market conditions. As of December 31, 2003, the Bank had commitments of $4.4 million and $42.4 million on fixed rate and variable rate loans, respectively. The source of funds to meet these commitments is substantially the sale of mortgage loans in the secondary market and FHLB advances.

        ONE-TO-FOUR UNIT FAMILY RESIDENTIAL LENDING. One-to-four family owner-occupied residential lending is the major portion of the Bank's lending activity. The balances of one-to-four unit residential loans decreased to $118.7 million, or 55.08% of net loans receivable, at December 31, 2003 from $127.8 million, or 60.26% of net loans receivable, as of December 31, 2002. This decrease is primarily due to the sale of fixed-rate loans refinanced from the Bank's loan portfolio during 2003.

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

        Residential construction loans, net of $2.4 million of loans in process, aggregated $7.8 million at December 31, 2003, representing 3.61% of the Bank's net loan portfolio.

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

        Automobile and personal loans are usually secured by collateral. Most loan payments are due on a monthly basis. The repayment term on consumer loans made by the Bank generally ranges from one to 10 years. The Bank does not engage in any indirect lending.

        As of December 31, 2003, the Bank had $9.5 million in consumer nonmortgage loans outstanding. The Bank's consumer loans represent 4.39% of the Bank's net loan portfolio.

        COMMERCIAL LENDING. Commercial loans are available to purchase commercial real estate, for working capital or to purchase equipment. The amortization schedules for real estate and equipment purchase loans are matched to the useful life of the collateral pledged to secure the loan. Pricing for conventional real estate and equipment loans are generally fixed for a maximum of three to five years, or have a variable rate that is tied to the prime rate as published in the Wall Street Journal. At December 31, 2003, the Bank's commercial real estate, net commercial construction loans and nonmortgage commercial loans represented 30.81%, 0.81% and 6.86% of the Bank's net loan portfolio, respectively.

        As of December 31, 2003, approximately $66.4 million, or 30.81% of the Bank's net loan portfolio consisted of real estate loans secured by income-producing properties. The Bank's income-producing property loans include permanent loans secured by apartments and other business properties primarily within St. Joseph County. The Bank's largest outstanding income-producing property loan totaled $4.1 million at December 31, 2003. The Bank's regulatory limit on maximum loans to one borrower is $5.9 million.

        Independent appraisals are normally performed for loans secured by income producing property. The Bank currently invests in loans equal to 75% of the lesser of the appraised value or the purchase price of the property. The Bank's underwriting policies consider the terms of the loan, the credit worthiness and experience of the borrower, the location and quality of the collateral, the debt service coverage ratio and the past performance of the project.

        Income-producing property loans present a higher level of risk than loans secured by one-to-four-family residences. This increase in risk is due to several factors, including the concentration of principal in fewer loans and borrowers, the effects of general economic conditions and the increased difficulty of evaluating, monitoring and liquidating collateral for these types of loans.

        Working capital loans are normally secured by accounts receivable and inventory. Working capital loans are usually priced at a variable rate that is tied to the prime rate, with a one year maturity. The Bank offers business operating lines of credit to assist with short-term cash flow needs. These short-term loans normally have variable rates and are tied to the prime rate, and normally mature in one year. At December 31, 2003, the Bank had $14.8 million in commercial nonmortgage loans outstanding.

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

                                                                                 At December 31,
                                                   ----------------------------------------------------------------------------
                                                             2003                     2002                      2001
                                                             ----                     ----                      ----
                                                   ------------------------- ------------------------ -------------------------
                                                      Amount       Percent      Amount      Percent       Amount      Percent
                                                   ------------------------- ------------------------ -------------------------
Mortgage loans:
     Loans on existing property                     $188,446,797     87.44%   $175,248,436    82.65%    $176,552,922    80.58%
     Insured or guaranteed real estate loans           5,986,528      2.78%      9,970,426     4.70%      11,027,824     5.03%
     Residential participations purchased              2,745,708      1.27%      4,826,883     2.28%       7,421,180     3.39%
     Nonresidential participations purchased           3,000,000      1.39%          9,002     0.00%           9,654     0.00%
Nonmortgage loans:
     Commercial nonmortgage loans                     14,784,475      6.86%     15,072,501     7.11%      12,906,602     5.89%
     Commercial nonmtg participations purchased          -            0.00%        -           0.00%        -            0.00%
     Student loans                                       -            0.00%          2,450     0.00%           7,462     0.00%
     Deposit account loans                             1,129,623      0.52%        569,566     0.27%         571,740     0.26%
     Home improvement loans                              180,495      0.08%        355,107     0.17%         714,386     0.33%
     Other consumer loans                              8,144,472      3.77%     10,997,094     5.18%      14,577,529     6.65%
                                                   -------------- ---------- -------------- --------- -------------- ----------
          Total loans                                224,418,097    104.13%    217,051,465   102.36%     223,789,299   102.13%
Less -
     Loans in process                                  6,895,652      3.19%      3,167,369     1.49%       3,257,555     1.49%
     Deferred loan fees                                 (317,539)    -0.15%        (96,216)   -0.05%          91,791     0.04%
     Unearned interest                                    18,262      0.01%         16,925     0.01%          26,013     0.01%
     Allowance for loan losses                         2,294,157      1.06%      1,920,037     0.91%       1,300,000     0.59%
                                                   -------------- ---------- -------------- --------- -------------- ----------
          Loans receivable, net                     $215,527,565    100.00%   $212,043,350   100.00%    $219,113,940   100.00%
                                                   ============== ========== ============== ========= ========== ==============
The conventional real estate loans are
  secured as follows:
     One to four family residential                 $122,811,924     56.98%   $130,770,464    61.67%    $154,399,203    70.47%
     Commercial and multifamily residential           68,476,577     31.77%     54,276,167    25.60%      35,937,018    16.40%
                                                   -------------- ---------- -------------- --------- -------------- ----------
          Total conventional real estate loans      $191,288,500     88.75%   $185,016,631    87.27%    $190,336,221    86.87%
                                                   ============== ========== ============== ========= ========== ==============


                                                                                 At December 31,
                                                                                 ---------------
                                                             2000                     1999                      1998
                                                             ----                     ----                      ----
                                                      Amount       Percent      Amount      Percent       Amount      Percent
                                                   ------------------------- ------------------------ -------------------------
Mortgage loans:
     Loans on existing property                     $172,857,255     77.32%   $155,336,051    75.31%    $128,194,980    71.87%
     Insured or guaranteed real estate loans          11,631,417      5.20%     14,716,720     7.13%      13,938,560     7.81%
     Residential participations purchased              9,984,544      4.47%     12,097,185     5.86%      15,052,062     8.44%
     Nonresidential participations purchased              10,253      0.00%         10,764     0.01%          11,363     0.01%
Nonmortgage loans:
     Commercial nonmtg. Loans                         12,780,883      5.72%     11,673,025     5.66%       7,125,317     3.99%
     Commercial nonmtg participations purchased          -            0.00%        -           0.00%       2,250,000     1.26%
     Student loans                                        20,784      0.01%         27,287     0.01%          36,024     0.02%
     Deposit account loans                               420,711      0.19%        164,713     0.08%         199,664     0.11%
     Home improvement loans                            1,478,183      0.66%      1,859,281     0.90%       3,074,908     1.72%
     Other consumer loans                             16,690,110      7.46%     14,238,471     6.90%      12,646,758     7.09%
                                                   -------------- ---------- -------------- --------- -------------- ----------
          Total loans                                225,874,140    101.03%    210,123,497   101.87%     182,529,636   102.33%
Less -
     Loans in process                                  1,212,498      0.54%      2,732,760     1.32%       2,770,482     1.55%
     Deferred loan fees                                  248,782      0.11%        353,041     0.17%         646,559     0.36%
     Unearned interest                                    35,043      0.02%         42,674     0.02%          53,848     0.03%
     Allowance for loan losses                           803,744      0.36%        730,000     0.35%         686,896     0.39%
                                                   -------------- ---------- -------------- --------- -------------- ----------
          Loans receivable, net                     $223,574,073    100.00%   $206,265,022   100.00%    $178,371,852   100.00%
                                                   ============== ========== ============== ========= ========== ==============
The conventional real estate loans are
  secured as follows:
     One to four family residential                 $164,967,395     73.79%   $157,716,099    76.46%    $139,858,013    78.41%
     Commercial and multifamily residential           27,216,007     12.17%     20,586,146     9.98%      13,181,168     7.39%
                                                   -------------- ---------- -------------- --------- -------------- ----------
          Total conventional real estate loans      $192,183,402     85.96%   $178,302,245    86.44%    $153,039,181    85.80%
                                                   ============== ========== ============== ========= ========== ==============


The following table presents information regarding scheduled principal repayments of commercial and construction loans as of December 31, 2003:

                                                                  Year 1        >1-5 Years       >5 Years         Total
                                                            ---------------------------------------------------------------
Commercial nonmortgage loans
   Fixed                                                        $ 1,921,141    $ 2,685,611       $ 675,806     $ 5,282,558
   Adjustable                                                     5,923,739      2,493,224       1,084,954       9,501,917
                                                            ---------------------------------------------------------------
      Total commercial nonmortgage loans                         $7,844,880     $5,178,835      $1,760,760     $14,784,475

Real estate - construction, net                                   9,541,953       -               -              9,541,953


         The following table shows real estate loan origination and purchase activity amounts of the Bank for the periods indicated:

      Loans originated for                                                        Year Ended December 31,
        the purpose of:                                                           -----------------------
                                                                         2002                2001              2000
                                                                         ----                ----              ----
           Construction                                              $ 15,453,960        $ 14,547,550      $ 13,658,233
           Purchase / refinance                                        82,599,099          88,905,714        71,172,560
           Sale                                                       118,716,871         110,327,411        77,333,342
                Total real estate                              ---------------------------------------------------------
                     loans originated                                 216,769,930         213,780,675       162,164,135

      Loans sold                                                    (126,277,169)       (108,718,408)      (74,319,076)
      Loan principal reductions                                     (100,617,047)       (110,019,101)      (87,316,948)

      Increase (decrease)  in real estate loans                ---------------------------------------------------------
        receivable (before net items)                                $ 10,124,286       ($ 4,956,834)      $    528,111
                                                               =========================================================

INTEREST RATES AND FEE INCOME

        The Bank earns interest income from its lending activities. Interest rates are affected primarily by market and general economic conditions and such other factors as monetary policies of the Federal government, including the Federal Reserve Board, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the Bank's cost of funds.

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


        The Bank maintains general reserves against possible loan losses, calculated as a percentage of total loans based on historic loss experience. The following table provides an analysis of the allowance for loan losses:

                                                                           For the year ended December 31,
                                                       2003              2002             2001            2000            1999
                                                       -----             -----            ----            ----            ----
Balance at the beginning of the period                 $1,920,037        $1,300,000        $803,744        $730,000        $686,896
Charge-offs:
     Residential mortgages                                122,873           448,217         226,230         117,403          15,000
     Commercial mortgages                                 128,959           121,053          42,900           -               -
     Construction loans - residential                      -                 -                -               -               -
     Construction loans - commercial                       -                 -                -               -               -
     Commercial nonmortgage loans                         121,566           130,718         175,675          25,061           -
     Loans secured by deposits                             -                 -                -               -               -
     Other consumer and installment loans                 142,776           250,118         162,412         188,219         127,890
                                                    --------------------------------------------------------------------------------
          Total charge-offs                               516,174           950,106         607,217         330,683         142,890
Recoveries
     Residential mortgages                                 10,185            -               21,344          54,261           3,000
     Commercial mortgages                                   5,230             2,966           -               -               -
     Construction loans - residential                      -                 -                -               -               -
     Construction loans - commercial                       -                 -                -               -               -
     Commercial nonmortgage loans                          -                 16,458           3,021           2,044           -
     Loans secured by deposits                             -                 -                -               -               -
     Other consumer and installment loans                  55,170            55,713          22,914          39,122          78,994
                                                    --------------------------------------------------------------------------------
          Total recoveries                                 70,585            75,227          47,279          95,427          81,994
Net charge-offs                                           445,589           874,879         559,938         235,256          60,896
Provision for loan losses                                 819,709         1,494,916       1,056,194         309,000         104,000
                                                    --------------------------------------------------------------------------------
Balance at the end of the period                       $2,254,157        $1,920,037      $1,300,000        $803,744        $730,000
                                                    ================================================================================
Ratio of net charge-offs during the period to
     Average loans outstanding during the period            0.21%             0.40%           0.25%           0.11%           0.03%

Allowance for loan losses to total loans                    1.02%             0.88%           0.58%           0.36%           0.35%
Nonperforming assets to total assets                        1.90%             1.76%           1.55%           0.86%           0.80%
Allowance for loan losses to nonperforming assets          41.22%            36.82%          29.91%          34.50%          36.50%

        The following table shows the allocation of the allowance for loan losses as of the dates indicated by loan type:


                                                                         December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   2003                 2002                  2001                2000                 1999
                           ---------------------------------------------------------------------------------------------------------
                             Amount    Percent     Amount    Percent    Amount    Percent    Amount   Percent   Amount   Percent
                                         of                    ofs                  of                  of                 of
                                       Loans in              Loans in             Loans in            Loans in           Loans in
                                         Each                  Each                 Each                Each               Each
                                       Category              Category             Category            Category           Category
                                          to                    to                   to                  to                 to
                                         Total                 Total                Total               Total              Total
                                         Loans                 Loans                Loans               Loans              Loans
Residential 1-4 family     $  448,026    52.90%   $ 491,171   58.87%   $ 304,503    67.13% $ 358,027   73.33% $ 358,027      73.33%
Commercial mortgages        1,457,075    29.59%     956,217   23.24%     470,459    15.92%    92,273    9.60%    92,273       9.60%
Construction loans -
  residential                  15,577     4.53%       8,651    3.70%      35,014     3.62%     -        3.43%     -           3.43%
Construction loans -
  commercial                    3,506     2.18%      16,914    1.75%      -          0.20%     -        0.13%     -           0.13%
Commercial nonmortgage
  loans                       267,228     6.59%     314,963    6.94%     165,188     5.89%   125,077    5.61%   125,077       5.61%
Loans secured by
  deposits                     -          0.50%      -         0.26%      -          0.26%     -        0.08%     -           0.08%
Other consumer and
  installment                 102,744     3.71%     132,121    5.23%     324,836     6.98%   154,623    7.82%   154,623       7.82%
                           ---------------------------------------------------------------------------------------------------------
  Total allowance for
    loan losses            $2,294,157   100.00%  $1,920,037  100.00%  $1,300,000   100.00% $ 730,000  100.00% $ 730,000     100.00%
                           =========================================================================================================

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

        The following table presents the aggregate amount of troubled asset categories as of the end of the period indicated:

                                                              As of December 31,
                                        ---------------------------------------------------------------
                                            2003          2002        2001        2000        1999
                                            ----          ----        ----        ----        ----
Past due 90 days and still accruing        $  473,102   $  899,975  $1,073,625  $1,314,288  $1,142,680
Nonaccrual loans                            4,245,716    2,955,666   2,821,965     911,610     487,574
Real estate owned                             749,899    1,358,759     451,173     103,500     369,952
                                        ---------------------------------------------------------------
     Total nonperforming assets             5,468,717    5,214,400   4,346,763   2,329,398   2,000,206
Restructured assets                           426,414      626,882   1,381,920   1,030,858     514,746
                                        ---------------------------------------------------------------
     Total troubled assets                 $5,895,131   $5,841,582  $5,728,683  $3,360,256  $2,514,952
                                        ===============================================================
Ratio of troubled assets to
     total loans                                2.71%        2.73%       2.60%       1.50%       1.22%
                                        ===============================================================
Ratio of troubled assets to
     total assets                               2.04%        1.96%       2.04%       1.24%       1.00%
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


                                                                                   December 31,
                                                    ----------------------------------------------------------------------------
                                                              2003                     2002                     2001
                                                    ----------------------------------------------------------------------------
                                                        Book         % of        Book        % of         Book         % of
                                                        Value        Total       Value       Total        Value        Total
                                                    ----------------------------------------------------------------------------
Investment securities:
   U.S. Treasury and agency securities                $    -            0.00%  $    -           0.00%    $  549,996       7.87%
   Obligations of states and political subdivisions     2,817,060      37.48%   3,177,986      40.78%     2,320,298      33.22%
   Other Securities                                       425,000       5.65%     500,000       6.41%       -             0.00%
   FHLB stock                                           4,274,700      56.87%   4,115,400      52.81%     4,115,400      58.91%
                                                    ----------------------------------------------------------------------------
      Total investment securities and FHLB stock      $ 7,516,760     100.00%  $7,793,386     100.00%    $6,985,694     100.00%
                                                    ============================================================================
Mortgage-backed securities
   GNMA                                               $   267,725       4.60%  $  409,674       4.60%    $  544,363      52.64%
   FNMA                                                 4,216,941       2.91%     259,372       2.91%       350,712      33.91%
   FHLMC                                                   77,626       1.21%     107,895       1.21%       120,763      11.68%
   SBA                                                  6,577,602      83.68%   7,458,381      83.68%       -             0.00%
                                                    ----------------------------------------------------------------------------
      Subtotal                                         11,139,894      92.40%   8,235,322      92.40%     1,015,838      98.23%
   Unamortized premium, net                               583,057       7.60%     677,401       7.60%        18,281       1.77%
                                                    ----------------------------------------------------------------------------
      Total mortgage-backed securities                $11,722,951     100.00%  $8,912,723     100.00%    $1,034,119     100.00%
                                                    ============================================================================


         The following table sets forth the maturity composition of the Bank's investment and mortgage-backed securities at the dates indicated:

                                                                            December 31, 2003
                                                                            -----------------
                                                      Less than     1 to 5      5 to 10     More than
                                                        1 year       years       Years       10 years       Total
                                                     -----------------------------------------------------------------
Investment securities
     U.S. Treasury and agency securities             $       -     $     -      $      -     $      -     $      -
     Obligations of states and political
          subdivisions                                    415,132     584,500     404,131      1,838,296    2,817,059
     Other securities                                        -           -             -         425,000      425,000
                                                     -----------------------------------------------------------------
          Total investment securities                $    415,132  $  584,500   $ 404,131    $ 2,313,296  $ 3,242,059
                                                     =================================================================
     Weighted average rate                                  4.59%       4.20%       4.46%          4.89%        4.67%

Mortgage-backed securities                           $       -     $     -      $    -       $11,722,951  $11,722,951
                                                     =================================================================
     Weighted average rate                                    -          -           -             4.33%        4.33%

         The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities. The Bank is also authorized to invest in mutual funds and stocks whose assets conform to the investments that the Bank is authorized to make directly.

SOURCES OF FUNDS

        DEPOSIT ACCOUNTS. Deposits are an important source of the Bank's funds for use in lending and for other general business purposes. The Bank currently offers several types of savings programs including passbook and statement accounts, NOW accounts, Super NOW accounts, money-market accounts, and fixed-rate and fixed-term certificates of deposit, among others. The Bank currently changes the interest rates paid on these types of accounts from time to time. The Bank is not limited to a maximum rate of interest it may pay on savings deposits under federal regulations. The Bank is also authorized to accept non-interest bearing checking deposits from businesses or organizations.

        At December 31, 2003 approximately 56.7%, or $113.4 million, of the Bank's deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

        Interest is earned on savings accounts from the date of deposit to the date of withdrawal and credited quarterly. Interest is earned on NOW accounts from the date of deposit to the date of withdrawal and credited monthly. The Asset Liability Management Committee of the Bank establishes the interest rate on these accounts.

        The Bank also makes available to its depositors a number of savings certificates with varying terms and interest rates so as to be competitive in its market area. These certificates have minimum balance requirements.

         The following table sets forth the change in composition of deposit account types offered by the Bank at the dates indicated:


                                         Balance at                                Balance at
                                          Dec. 31,       % of      Increase         Dec. 31,         % of     Increase
                                            2003       Deposits   (Decrease)          2002         Deposits  (Decrease)
                                      ---------------------------------------  -----------------------------------------
        Passbook and savings             $43,604,746    21.82%     2,714,026       $40,890,720      20.18%    2,815,419
        NOW accounts                      54,641,468    27.33%     6,817,507        47,823,961      23.61%      653,061
        Noninterest-bearing deposits      12,282,992     6.14%      (464,129)       12,747,121       6.29%    1,884,228
        Money market deposit and
             Super NOW accounts            2,893,130     1.45%        (6,980)        2,900,110       1.43%      664,089
        Certificates of deposit:
             Six-month money
                  market certificates      3,980,311     1.99%    (1,706,638)        5,686,949       2.81%      634,284
             IRA certificates             10,156,868     5.08%      (716,069)       10,872,937       5.37%      (76,103)
             Jumbo certificates           28,372,184    14.19%    (4,575,916)       32,948,100      16.27%   19,397,222
             Other certificates           43,988,514    22.00%    (4,705,384)       48,693,898      24.04%   (2,538,230)
                                      ---------------------------------------  -----------------------------------------
                  Total                 $199,920,213   100.00%   ($2,643,583)     $202,563,796     100.00%  $23,433,970
                                      =======================================  =========================================

                                         Balance at
                                          Dec. 31,       % of      Increase
                                            2001       Deposits   (Decrease)
                                      ---------------------------------------
        Passbook and savings             $38,075,301    21.27%     2,563,070
        NOW accounts                      47,170,900    26.33%     6,949,453
        Noninterest-bearing deposits      10,862,894     6.06%     1,025,706
        Money market deposit and
             Super NOW accounts            2,236,021     1.25%      (402,226)
        Certificates of deposit:
             Six-month money
                  market certificates      5,052,665     2.82%     2,755,822

             IRA certificates             10,949,040     6.11%       193,824
             Jumbo certificates           13,550,878     7.56%         4,472
             Other certificates           51,232,128    28.60%    (7,815,619)
                                      ---------------------------------------
                  Total                 $179,129,826   100.00%    $5,274,502
                                      =======================================

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

        Outstanding FHLB borrowings and advances at December 31, 2003 totaled
55.8 million, compared to $64.4 million at December 31, 2002 and $70.1 million at December 31, 2001. The weighted average interest rate on FHLB borrowings and advances outstanding as of December 31, 2003 was 4.62%, as of December 31, 2002 was 4.83% and as of December 31, 2001 was 5.68%.

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

        Under current FDIC regulations, there are no limitations on the amount of borrowings that can be obtained by the Bank. For limitations based on collateral requirements of FHLB, see "Supervision and Regulation - FEDERAL HOME LOAN BANK SYSTEM."

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

        In St. Joseph County, in which the Bank has offices, the Bank's competitors include eight commercial banks, one savings bank and five credit unions, some of which have assets which are substantially larger than the Bank. Several mortgage brokers operate in St. Joseph County and the Bank also competes for loans and deposits with various online banking services.

TRUST DEPARTMENT

        The Bank began to offer full trust services on January 2, 1997. The Bank is staffed with two experienced trust officers who were formerly with another local financial institution. The Trust Department offers trust, custodial, and agency accounts to its customers within the Bank's market area. It is anticipated that the operations of the Trust Department will not only fulfill trust needs of the Bank's current customers but will also attract new customers to the Bank. The Trust Department had total assets serviced under either management or custody agreements of $109.1 million at December 31, 2003. The Trust Department's net income was $82,766, $96,128 and $97,465 for the years ended December 31, 2003, 2002 and 2001, respectively.

SERVICE CORPORATION ACTIVITIES

        The Bank has four wholly-owned service corporations, Oakleaf Financial Services, Inc., previously SFB Agency, Ludington Service Corporation, First Michiana Development Corporation of Sturgis, and Oak Mortgage, LLC, all incorporated under the laws of the State of Michigan. First Michiana Development Corporation holds stock in a reinsurance bank, title insurance agency and its largest asset is an equity investment in a limited partnership providing low-income housing. The total investment in this limited partnership as of December 31, 2003 was $129,880. (See Note 1 of the Notes to Consolidated Financial Statements). This limited partnership, titled H.O.M.E. Limited Dividend Housing Association Limited Partnership, is a 70 unit apartment complex in Holland, Michigan which provides housing for low income senior citizens. The project is designed to provide investors with low income housing tax credits under Section 42 of the Internal Revenue Code. Neither Ludington nor First Michiana has been actively operating within the past few years; their sole function currently is to hold investments. The Bank purchased all of the outstanding stock of SFB Agency, Inc. in 1995 for $1,000. On January 14, 2000, SFB Agency, Inc. purchased McKillen Financial, Inc. SFB Agency, Inc.'s name was changed to Oakleaf Financial Services, Inc. Oakleaf Financial Services, Inc. sells securities and insurance products provided by a third party securities firm and an insurance agency. As of December 31, 2003, Oakleaf Financial Services, Inc. had seven full time employees. The Bank also established Oak Mortgage, LLC in 2001. Oak Mortgage, LLC originates and services residential mortgages. Oak Mortgage, LLC has two full-time employees.

        Net income derived from the subsidiary activities is included in the consolidated statements of income for the Company.


EMPLOYEES

        As of December 31, 2003, the Bank employed 129 employees including 26 part-time employees. Management considers its relations with its employees to be excellent.

        The Bank provides its full-time employees with hospitalization and major medical insurance, paid sick leave, life insurance, 401K match and short-term disability benefits. The Bank also has a non-contributory, defined benefit retirement plan sponsored by Pentegra (formerly known as the Financial Institutions Retirement Fund). The Bank's employees are not represented by a collective bargaining group.

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

        Although the Act is designed to increase competition and could have long-range impact on the competition of the Bank, Management of the Bank believes that there will be no immediate material impact on the Bank's performance.

        The Federal Reserve Board submitted a proposal to permit electronic delivery of federally mandated disclosures under Regulation B, E, M, Z and DD. The Federal Reserve Board also instituted changes and regulations requiring "more prominent" disclosures of APR's fees and other charges for credit and charge card solicitation and applications. The Securities and Exchange Commission instituted rules under the use of external auditors to perform internal audit functions. Also the FRB, FDIC, OCC and OTS instituted rules regarding disclosure of certain agreements made to fulfill Community Re-Investment Act Requirements ("CRA Sunshine"). There are also new proposals, that have yet to be enacted, which include the implementation of Fair Credit Reporting Act requirements regarding sharing of consumer information with affiliates to proposed amendments and regulations regarding predatory lending issues. The Federal Reserve Board is also considering proposed changes to Regulation E requiring posting of ATM fees. While management does not believe that any of the new regulations will have a serious impact on the operations of the Bank, these items are currently under review to determine advantages and disadvantages relative to the shareholders.

        In June 2001, Statement of Financial Accounting Standards No. 142 (FAS
142), GOODWILL AND OTHER INTANGIBLE ASSETS" was issued and is effective for fiscal years beginning after December 15, 2001. Under FAS 142, identifiable intangible assets that meet certain criteria will continue to be amortized over their estimated useful lives. However, goodwill and non-identifiable intangible assets are no longer amortized. Instead, these assets are evaluated for impairment on an annual basis. If an asset is deemed to be impaired, the asset is written down through an adjustment to current earnings. As a result of adopting FAS 142, the Bank no longer amortizes goodwill.

        In November, 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 have been applied on a prospective basis to guarantees issued or modified after December 31, 2002. However, the value of such guarantees is immaterial and the adoption of this Standard did not have a material effect on Bancorp's financial statements.

        On March 13, 2002, FASB determined that loan commitments related to the organization or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002. Accordingly, Bancorp adopted such accounting on July 1, 2002. Bancorp enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).

Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002, such commitments were recorded to the extent of fees received. Fees received were subsequently included in the net gain or loss on sale of mortgage loans. The cumulative effect of adopting SFAS No. 133 for rate lock commitments as of July 1, 2002 was not material.

        In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends disclosure requirements to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. SFAS No. 148 was effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, Bancorp will continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock-Based Compensation," for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

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

        REGULATORY CAPITAL REQUIREMENTS. As of December 31, 2003, the Bank was subject to the capital adequacy regulations adopted by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (See Note 11 - Regulatory Matters in the Notes to Consolidated Financial Statements).

        The Bank's actual total capital as of December 31, 2003 was $25.5 million, or 12.3% of risk-weighted assets, compared to $20.8 million, or 10.0% of risk-weighted assets to be classified as well-capitalized.

        The Bank's actual Tier 1 capital as of December 31, 2003 was $23.2 million, or 11.2% of risk-weighted assets, compared to $12.5 million, or 6.0% of risk-weighted assets to be classified as well-capitalized.

        The Bank's actual Tier 1 capital as of December 31, 2003 was $23.2 million, or 8.3% of adjusted assets of $280.7 million, compared to $14.0 million, or 5.0% of adjusted assets to be classified as well-capitalized.

        Risk-weighted assets are the total assets of the Bank multiplied by risk-weighting percentages assigned in the capital regulations. Risk-weighting percentages range from 0% to 100%, depending on the regulatory definition of the risk profile of the underlying assets. The Bank's risk-weighted assets totaled $208.0 million as of December 31, 2003, which created a risk-based capital requirement of $16.6 million for adequate capitalization.

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

        USURY LIMITATIONS. The Depository Institutions Deregulation and Monetary Control Act of 1980 provides that it preempts state usury laws on residential first mortgage loans unless the applicable state legislature acted to override the preemption within three years of enactment. The Michigan legislature did not act to override the federal preemption and currently does not limit the rate of interest to be charged on mortgage loans by institutions such as the Bank. On some types of consumer loans, Michigan usury laws limit the rates that may be charged by the Bank. Further, with the exception of Michigan criminal usury statutes, there are no interest rate limits on most commercial loans to business entities. The conversion of the Bank from a federally chartered stock savings bank to a Michigan savings bank did not change the effect on the Bank.

        QUALIFIED THRIFT LENDER TEST. The Bank must maintain its status as a "qualified thrift lender" ("QTL") in order to exercise the powers granted to a state charted savings bank. The Bank will remain a QTL if its qualified thrift investments continue to equal or exceed 50% of the portfolio assets. As of December 31, 2003, the Bank exceeded 50% of its portfolio assets invested in qualified investments, due to its concentration in residential mortgage lending.

        As a Michigan savings bank, failure to maintain QTL status would require the Bank to convert to a different charter, such as a commercial bank charter. Management believes that the chance of the Bank failing to maintain its QTL status is remote in the next three years. However, if a conversion is required due to further increases in the commercial loan portfolio, Management expects the conversion will cause minimal impact on Bank operations and financial statements.

        LOANS TO ONE BORROWER. The Bank may lend up to 15% of the sum of capital (common stock) and surplus (additional paid-in capital). Upon a 2/3 vote by the Board of Directors of the Bank, the limitation may be increased to 25% of the sum of capital and surplus. The 25% limitation restricts loans to one borrower to $5.9 million at December 31, 2003, which the Bank has not exceeded. As a Michigan savings bank, the Commissioner of the DFI has discretion to determine the Bank's percentage limit on loans to one borrower.

        DEMAND ACCOUNTS. In the past, a savings institution was restricted to having a demand account with certain entities (nonpersonal accounts) only if a lending relationship existed. That restriction has been lifted; however the accounts still may not pay interest. This enables the Bank to increase its lower-cost deposit base.

        TRANSACTIONS WITH AFFILIATES. FIRREA reinstates restrictions on transactions with affiliates that were formerly imposed by the CEBA. FIRREA further modifies other provisions pertaining to prohibited transactions with affiliates that were formerly contained in the National Housing Act. FIRREA adopts the restrictions of the Federal Reserve Act, specifically Sections 23A and 23B, as follows:

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

        The Bank is not aware of any transactions that would cause a violation of any of these regulations.

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

        FEDERAL RESERVE SYSTEM. The Federal Reserve Board has adopted regulations that require savings institutions to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts) and non-personal time deposits with an original maturity of less than 18 months. As of December 31, 2003, the Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the regulatory agencies. Because required reserves must by maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

        FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to Federal Housing Finance Board supervision and regulation. As a member, the Bank is required to acquire and hold stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances from the FHLB, whichever is greater. The Bank is in compliance with this requirement with an investment in the FHLB of $4.3 million in stock as of December 31, 2003.

        The Bank's borrowings from the FHLB must be collateralized by loans in the Bank's portfolio. Assets pledged by the Bank as collateral include permanent one-to-four family whole mortgages loans, excluding mortgages of employees and mortgages delinquent more than 60 days (see Borrowings), and other real estate loans. The limitation on additional borrowings by the Bank at December 31, 2003 was $10.8 million, including $8.1 million available on the Bank's $10.0 million line of credit.


        The following table indicates the amount of advances received from the FHLB, due dates and accompanying interest rates:

                                                                                                  December 31,
                                                                                                  ------------
Short-term advances                                                                    2003           2002            2001
                                                                                       ----           ----            ----
     Line of credit, 1.11% at Dec. 31, 2003, 1.33% at Dec. 31, 2002                 $ 1,875,538    $ 1,671,907     $   -
     Fixed interest rate, matured February 23, 2002, 5.12% at Dec. 31, 2001              -              -           6,000,000
     Variable interest rate, matured March 3, 2003, 1.33% at Dec. 31, 2002               -           3,000,000         -
     Variable interest rate, matured June 16, 2003, 1.33% at Dec. 31, 2002               -           2,000,000         -
     Variable interest rate, maturing May 17, 2004, 1.11% at Dec. 31, 2003            4,000,000         -              -
                                                                                    ------------   ------------   ------------
          Total short-term advances                                                   5,875,538      6,671,907      6,000,000
                                                                                    ------------   ------------   ------------

Long-term advances
     7.18%; fixed rate, payment due at maturity on February 19, 2002                     -              -          10,000,000
     7.18%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on June 17, 2002                               -              -             526,472
     6.22%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on October 15, 2002                            -              -             765,814
     6.09%; fixed rate, payment due at maturity on December 19, 2002                     -              -           1,200,000
     5.31%; fixed until February 22, 2000 with quarterly repricing thereafter,
          Rate at Dec. 31,2000, 6.76%, with maturity on February 19, 2003                -              -              -
     6.09%; fixed rate, payment due at maturity on December 19, 2003                     -           3,700,000      3,700,000
     7.17%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on May 17, 2004 prepaid in 2003                -             515,121        645,506
     7.34%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on March 15, 2005                           3,537,269      5,821,641      8,079,672
     5.70%; payments due per "Mortgage Advance Principal
          Payment Schedule" with maturity on February 14, 2006                        5,391,863      6,672,727      8,159,399
     5.50%; fixed until February 19, 2003 with quarterly put option thereafter
          maturing on February 19, 2008                                              10,000,000     10,000,000     10,000,000
     4.20%; fixed until March 18, 2002 with quarterly put option thereafter
          maturing March 16, 2011                                                    10,000,000     10,000,000     10,000,000
     4.29%; fixed until November 17, 2003 with quarterly put option thereafter
          when 3-month LIBOR exceeds 8.00%, maturing November 15, 2011                1,000,000      1,000,000      1,000,000
     4.55%; fixed until December 22, 2003 with quarterly put option thereafter
          when 3-month LIBOR exceeds 7.50%, maturing December 20, 2011               10,000,000     10,000,000     10,000,000
     4.85%; fixed until February 25, 2005 with quarterly put option thereafter
          when 3-month LIBOR exceeds 8.00%, maturing February 27, 2012               10,000,000     10,000,000         -
                                                                                    ------------   ------------   ------------
     Total long-term advances                                                        49,929,132     57,709,489     64,076,863
                                                                                    ------------   ------------   ------------

Total FHLB advances                                                                 $55,804,670    $64,381,396    $70,076,863
                                                                                    ============   ============   ============

        Annual payments of FHLB long-term advances are as follows:

                               Payments On
                   Year         Long-Term
                  Ending        Advances
               ----------------------------
                   12/31/04   $  3,025,849
                   12/31/05      2,557,211
                   12/31/06      3,346,072
                   12/31/07       -
                   12/31/08     10,000,000
                 Thereafter     31,000,000
                            ---------------
                              $ 49,929,132
                            ===============


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

        SECURITIES REGULATION. The Company is subject to the informational reporting requirements of the Securities Exchange Act. The Company files annual reports on Form 10-K (the Company's year end is December 31) and quarterly reports on Form 10-Q with the Securities and Exchange Commission. It is also required to file any current reports on Form 8-K concerning recent material developments. Prior to the reorganization described earlier in this Form 10-K, the Bank was subject to these same reporting requirements as the Company under the Securities and Exchange Act and filed its Form 10-K reports, Form 10-Q reports, Form 8-K reports and other applicable filings with the FDIC. See "Available Information."

        An annual report to stockholders and proxy statement are provided to each stockholder of record as of the record date for the Annual Meeting of stockholders, which is usually set as a date in mid-March. The record date for the April 27, 2004 Annual Meeting of stockholders is March 15, 2004. These documents are also filed with the Securities and Exchange Commission. The Company holds its Annual Meeting of stockholders in the last week of April each year at which each stockholder of record, as of the record date, is entitled to vote either in person or by proxy.

        Directors, insiders, and certain officers are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in the Common Stock of the Company and options thereof. The Company is required to report any of these filings that are delinquent. No such filings were delinquent for the year ending December 31, 2003.

        All filings are subject to review by the Securities and Exchange Commission and filers are subject to potential civil, administrative, and criminal liability, among other things, for any misrepresentations or omissions of any material fact in their securities filings. Filers are also subject to civil, administrative, and/or criminal liabilities of various types for failing to comply with other applicable securities laws and regulations.

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

        Bad debt reserve accumulations prior to 1988 are exempt from recapture unless the Company liquidates, pays a dividend in excess of earnings and profits or redeems stock. Post 1987 bad debt reserve accumulations will be taxed in equal amounts over a period of six years beginning in 1996. The Bank's pre-1988 tax bad debt reserves which have been suspended are $918,000 and the amount of the post-1987 reserves which will be recaptured in income are $312,000.

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

ENVIRONMENTAL

        The Bank recognizes that with each real estate mortgage loan there is potential exposure to environmental liability and therefore the Bank has adopted a written environmental risk reduction procedure. The Bank's environmental risk reduction procedure does not insulate it from potential legal liability.

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

        For all residential real estate mortgage loans, potential borrowers are given a "Homeowners' Guide to Environmental Hazards" at the time of their application to assist the home buyer in determining whether any environmental hazards exist on the subject property. Additionally, at the time of closing, on property whose value exceeds $250,000 the seller of a parcel of property is required to sign a "Sellers' Disclosure Statement" in order to identify any environmental hazards. The cost to the Company in complying with these procedures is negligible. However, the Bank's environmental risk reduction procedures do not completely insulate it from potential legal liability.

AVAILABLE INFORMATION

        The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 and the Company files reports with the SEC. These reports include, among others, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and securities transaction reports of directors, executive officers and certain other reporting persons on Forms 3, 4, and 5.

        The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Filings of the Company can also be obtained from the Company by contacting President Eric L. Eishen at Sturgis Bancorp, Inc., 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (269)651-9345 or through the Securities and Exchange Commission Edgar System at WWW.SEC.GOV. Copies of the Bank's filings with the FDIC under the Securities Exchange Act of 1934 can be obtained from Sturgis Bank & Trust Company by contacting

President Eric L. Eishen at Sturgis Bank & Trust Company, 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (269)651-9345 or, for a nominal fee from the FDIC at telephone number (202)898-8913 or fax number (202)898-3909.

        The Bank maintains a website at WWW.STURGISBANK.COM. On this site, a link is provided to SEC's website that provides all filings of the Company. In this way, the Company makes available reports, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, securities transaction reports on Form 3, Form 4, and Form 5, and certain other reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

                               ITEM 2. PROPERTIES

     The following table sets forth certain information regarding the Bank's properties as of December 31, 2003. All offices are owned by the Bank (except as noted), free and clear of encumbrances and are full service offices.

                                                                 Approximate
                                 Address               Owned/      Square
      Location                 City, ST Zip            Leased      Footage                     Other Information
      --------                 ------------            ------      -------                     -----------------
Sturgis (Main Office)     113-125 East Chicago Road     Owned       22,422    Opened in 1905, relocated to present location in 1974.
                          Sturgis, MI  49091

   Branch Offices
   --------------
Bronson                   863 West Chicago Road         Owned        2,400    Opened by First National Bank of Sturgis in 1978 and
                          Bronson, MI  49028                                  acquired in 1997.

Centreville               158 West Main                 Owned        3,096    Acquired from First of America Bank, N.A. in 1998.
                          Centreville, MI  49032

Climax                    125 North Main                Owned        1,344    Acquired from First of America Bank, N.A. in 1998.
                          Climax, MI  49034

Coldwater                 290 East Chicago Road         Owned        1,200    Opened in 1978 by First Federal Savings & Loan of
                          Coldwater, MI  49036                                Battle Creek and acquired from Great Lakes Bancorp in
                                                                              1996

Colon                     110 South Blackstone Street   Owned        1,180    Opened in 1978, relocated to present location in 1991.
                          Colon, MI  49040

South Haven               1121 LaGrange Street          Owned        2,450    Acquired from First of America Bank, N.A. in 1998..
                          South Haven, MI  49090

Sturgis                   1001 South Centerville Road   Owned        1,908    Opened in 1975 by First Federal Savings & Loan of
                          Sturgis, MI  49091                                  Kalamazoo and acquired from Standard Federal Bank in
                                                                              1991.

Sturgis                   1501 East Chicago Road       Leased          500    Leased in 1997.  Limited service branch.
                          Sturgis, MI  49091

Three Rivers              115 North Main Street         Owned        1,856    Opened by Kalamazoo Savings & Loan in 1975. Acquired
                          Three Rivers, MI  49093                             from First Federal of Michigan in 1988.

White Pigeon              122 West Chicago Road         Owned        1,854    Opened in 1905, relocated to present location in 1974.
                          White Pigeon, MI  49099

        As of December 31, 2003, the net book value of all of the Bank's offices, including land, buildings, furniture, fixtures and equipment, including data processing equipment, was $6.5 million. Each of the properties is in good condition.

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


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2003, no matters were submitted to a vote of security holders.


PART II.

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

        The information contained in the sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Market Information" in the 2003 Annual Report to Stockholders is incorporated herein by reference.

        In addition to the information incorporated by reference, the following table shows sales of unregistered securities by the Company within the past three years through December 31, 2003.

               Date of       Number of    Exercise
                Sale          Shares       Price              Name
          ------------------------------------------------------------------
               01/03/03         9,000      $ 4.35        Eishen, Leonard
                            ----------
                                9,000
                            ==========

        All of the foregoing sales were made pursuant to the exercise of stock options by officers, directors, or employees of the Company, which options were granted under benefit plans approved by a majority of shareholders present, in person or proxy, at an annual meeting of the shareholders of the Company. The sales of these securities were exempt from registration under Title 12, Code of Federal Regulations Section 563g.3(g). The exercise of the stock options was timely reported in a Form 4 filed with the Securities and Exchange Commission pursuant to Section 16 of the Securities Exchange Act.

                         ITEM 6. SELECTED FINANCIAL DATA

        The information contained in the section captioned "Selected Financial Data" in the 2003 Annual Report to Stockholders is incorporated herein by reference.


            ITEM 7. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report to Stockholders is incorporated herein by reference.

         ITEM 7.A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
                                      RISK

        The information contained in the section captioned "Asset/Liability Management" in the 2003 Annual Report to Stockholders is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements contained in the 2003 Annual Report to the Stockholders are incorporated herein by reference.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

        The stockholders at the 2003 Annual Meeting ratified the selection of Plante & Moran, PLLC as independent public accountants for the year ending 2003. Plante & Moran, PLLC has been the independent public accountants, pursuant to stockholder approval, since 1999. There have been no disagreements on accounting and financial disclosure matters with Plante & Moran, PLLC for the fiscal year ending December 31, 2003.

                        ITEM 9.A. CONTROLS AND PROCEDURES

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date the Company performed its evaluation.

PART III.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning the executive officers and directors of the Company, the information contained under the sections captioned "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN OTHERS" and "PROPOSAL I--ELECTION OF DIRECTORS" in the Company's Proxy Statement for the Company's 2003 Annual Meeting of Stockholders is incorporated herein by reference (the "Proxy Statement").

        The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, as well as all directors, officers and employees of the Company. The Code of Ethics was adopted during calendar year 2003 and a copy is attached as an exhibit to this Form 10-K. To the extent the Company makes any amendments to or any waivers of any provision of the Code of Ethics, it will disclose such under Item 10 of Form 8-K.

        Our Board of Directors has determined that all members of the Audit Committee are "independent" as that term is defined by NASDAQ. Our Board of Directors has also determined that the Audit Committee does not have an "audit committee financial expert" as that term is defined in the SEC regulations, because our Board of Directors did not believe that any of the members of the Audit Committee met the qualifications of an "audit committee financial expert." However, our Board of Directors has determined that all of the members of the Audit Committee are able to read and understand fundamental financial statements within the meaning of the NASDAQ audit committee requirements and that at least one of its members has the financial sophistication required by NASDAQ. Our Board of Directors has determined that by satisfying the requirements of the NASDAQ listing standards with a member of the Audit Committee that has the requisite "financial sophistication" qualifications, our Audit Committee has the financial expertise necessary to fulfill the duties and the obligations of the Audit Committee. Our Board of Directors has concluded that the appointment of an additional director to the Audit Committee is not necessary at this time.


                         ITEM 11. EXECUTIVE COMPENSATION

        The information contained under the sections captioned "PROPOSAL I--ELECTION OF DIRECTORS" and "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Proxy Statement are incorporated herein by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained under the sections captioned "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN OTHERS" and "PROPOSAL I--ELECTION OF DIRECTORS" in the Proxy Statement are incorporated herein by reference.

        The following table provides information regarding options outstanding at December 31, 2003 to purchase Bancorp's common stock, which have been granted under equity compensation plans.

------------------------------- ---------------------------- ----------------------------- ------------------------------------
                                                                                                  Number of securities
                                    Number of securities                                         remaining available for
                                     to be issued upon              Weighted-average           future issuance under equity
                                        exercise of                 exercise price of              compensation plans
                                    outstanding options,           outstanding options,           (excluding securities
                                     warrants and rights           warrants and rights           reflected in column (a))

        Plan Category                       (a)                          (b)                               (c)
------------------------------- ---------------------------- ----------------------------- ------------------------------------
Equity compensation plans                 111,576                      $ 13.62                             -0-
approved by security holders
------------------------------- ---------------------------- ----------------------------- ------------------------------------
Equity compensation plans not
approved by security holders *              N/A                          N/A                               N/A
------------------------------- ---------------------------- ----------------------------- ------------------------------------

Total                                     111,576                      $ 13.62                             -0-
------------------------------- ---------------------------- ----------------------------- ------------------------------------

        * - Bancorp has options outstanding under three expired option plans, all of which were previously approved by stockholders.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the section captioned "PROPOSAL I--ELECTION OF DIRECTORS" in the Proxy Statement.

                 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained under the section captioned "Principal Accounting Firm Fees" in the Proxy Statement is incorporated herein by reference.

PART IV.

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

(B)     REPORTS ON FORM 8-K

        The Company filed no reports on Form 8-K during the quarter ended December 31, 2003.

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

              10.2          Sturgis Federal Savings Bank Director Stock Option
                            Plan (2)

              10.3          Sturgis Federal Savings Bank Employee Stock Option
                            Plan (3)

              10.4          Employment Agreement with Eric L. Eishen (4)

              10.5          Employment Agreement with Brian P. Hoggatt (4)

              10.6          Employment Agreement with Ronald W. Scheske (4)

              10.7          Employment Agreement with Steven L. Gage (4)

              10.8          Employment Agreement with Tracey L. Parker (4)

              10.9          Employment Agreement with David E. Watters (4)

              13.1          Annual Report to Stockholders

              14.1          Code of Ethics

              21            Subsidiaries of Registrant

              31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

              31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

              32.1          Certification of the CEO Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2          Certification of the CFO Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.1          Audit Committee Charter


(1) Incorporated by reference to the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.
(2) Incorporated by reference to 1994 Form 10-KSB of Sturgis Federal Savings Bank, the predecessor of Sturgis Bank & Trust Company.
(3) Incorporated by reference to 1995 Form 10-KSB of Sturgis Federal
Savings Bank, the predecessor of Sturgis Bank & Trust Company.
(4) Incorporated by reference to Form 10-Q for Sturgis Bancorp, Inc. for the quarter ended September 30, 2003.



                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sturgis, State of Michigan, on March 25, 2004.



                                        Sturgis Bancorp, Inc.



                                        By:    /s/ Eric L. Eishen
                                               --------------------------------
                                               Eric L. Eishen
                                               President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, in the City of Sturgis, State of Michigan, on March 25, 2004.


            Signature                                       Title



 /s/ Raymond H. Dresser, Jr.
_________________________________                         Director
     Raymond H. Dresser, Jr.



    /s/ Leonard L. Eishen
_________________________________                         Director
        Leonard L. Eishen



     /s/ Eric L. Eishen
_________________________________                  Director, President and
         Eric L. Eishen                            Chief Executive Officer



   /s/ Lawrence A. Franks
_________________________________              Director, Chairman of the Board
       Lawrence A. Franks



     /s/ Donald L. Frost
_________________________________                         Director
         Donald L. Frost



    /s/ James A. Goethals
_________________________________           Director, Vice Chairman of the Board
        James A. Goethals



     /s/ Philip G. Ward
_________________________________                         Director
         Philip G. Ward



     /s/ Brian P. Hoggatt
_________________________________                Chief Financial Officer and
         Brian P. Hoggatt                            Secretary/Treasurer