Form 10-Q
period 2004-03-31
STURGIS BANCORP INC
filed 2004-05-17
CIK 1166362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429
Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Yes [X] No [   ].

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2004
Common Stock, $1.00 par value	2,809,285

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

ITEM 1. FINANCIAL STATEMENTS

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$9,931,333	$10,184,272
Short-term interest-bearing deposits	161,149	311,029

Total cash and cash equivalents	10,092,482	10,495,301
Interest-bearing deposits in banks	14,746,552	15,339,462
Securities — Available-for-sale	3,962,789	4,026,250
Securities — Held-to-maturity	10,772,842	10,938,761
Federal Home Loan Bank stock, at cost	4,328,400	4,274,700
Loans held for sale	1,145,283	1,321,674
Loans, net	223,504,514	215,527,565
Real estate owned	660,546	749,899
Bank owned life insurance	6,696,111	6,628,534
Accrued interest receivable	1,594,920	1,591,414
Investment in limited partnership	1,176,089	1,192,077
Premises and equipment, net	6,389,223	6,488,123
Goodwill, net of accumulated amortization	5,109,419	5,109,419
Originated mortgage servicing rights	1,930,957	1,974,988
Other assets	1,965,959	1,679,426

Total assets	$294,076,086	$287,337,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts:
Noninterest-bearing	$14,442,836	$12,282,992
Interest-bearing	197,033,994	187,637,221
Borrowings from Federal Home Loan Bank	51,175,684	55,804,670
Accrued interest payable	640,281	678,547
Other liabilities	1,462,735	1,775,812

Total liabilities	264,755,530	258,179,242
Stockholders’ equity:
Common stock	2,809,285	2,808,535
Additional paid-in capital	17,813,781	17,805,688
Accumulated other comprehensive income	12,131	1,650
Retained earnings	8,685,359	8,542,478

Total stockholders’ equity	29,320,556	29,158,351

Total liabilities and stockholders’ equity	$294,076,086	$287,337,593

STURGIS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income
Loans	$3,256,128	$3,677,258
Investment securities:
Taxable	202,169	268,808
Tax-exempt	31,727	35,270
Dividends	94,559	108,612

Total interest income	3,584,583	4,089,948
Interest expense
Deposits	906,929	1,156,934
FHLB advances	635,695	748,799

Total interest expense	1,542,624	1,905,733

Net interest income	2,041,959	2,184,215
Provision for loan losses	248,767	318,688

Net interest income after provision for loan losses	1,793,192	1,865,527
Noninterest income:
Service charges and other fees	400,529	351,946
Commission income	300,166	238,963
Mortgage banking activities	223,518	734,479
Trust fee income	122,469	120,832
Increase in cash surrender value of life insurance	67,577	75,572
Other income	39,241	749

Total noninterest income	1,153,500	1,522,541
Noninterest expenses:
Salaries and employee benefits	1,377,100	1,173,019
Office occupancy and equipment	302,008	333,107
Data processing expense	169,469	205,313
Professional fees and services	129,344	98,078
Other	424,579	480,759

Total noninterest expenses	2,402,500	2,290,277

Income before provision for federal income tax	544,192	1,097,791
Provision for federal income tax	148,476	332,815

Net income	$395,716	$764,976

Basic earnings per share	$0.14	$0.27
Diluted earnings per share	$0.14	$0.27
Dividends declared per share	$0.09	$0.08

STURGIS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income	$395,716	$764,976
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	131,087	153,074
Amortization of intangibles	149,727	317,852
Provision for loan losses	248,767	318,688
Deferred income tax expense (benefit)	(1,451)	14,583
Premiums and discounts on investment securities	23,398	23,980
Gain on sale of loans	(117,203)	(477,520)
(Gain) loss on sale of real estate owned	(16,677)	931
Proceeds from the sale of loans held for sale	9,848,081	35,935,942
Loans originated for sale	(9,554,487)	(36,498,571)
Loss of equity in limited partnership	15,988	16,800
Increase in cash value of bank owned life insurance	(67,577)	(75,572)
Stock dividend from Federal Home Loan Bank stock	(53,700)	—
Changes in assets and liabilities:
Increase in accrued interest and other assets	(395,737)	(288,772)
Decrease in accrued interest and other liabilities	(347,707)	(195,176)

Net cash provided by operating activities	258,225	11,215
Cash Flows from Investing Activities
Net decrease in interest-bearing deposits in banks	592,910	7,654,834
Proceeds from maturities of securities held-to-maturity	75,000	75,000
Principal reductions of mortgage-backed securities	146,862	109,674
Purchase of securities available-for-sale	—	(9,033,989)
Purchase of investment in limited partnership	—	(1,050,000)
Net decrease (increase) in loans	(8,451,389)	5,482,378
Proceeds from sale of real estate owned	331,703	228,508
Proceeds from sale of premises and equipment	822	—
Purchases of premises and equipment	(39,622)	(317,809)

Net cash provided by (used in) investing activities	(7,343,714)	3,148,596
Cash Flows from Financing Activities
Net increase in demand and savings account deposits	12,356,147	14,808,633
Net decrease in certificates of deposits	(799,530)	(7,567,363)
Repayment of FHLB advances	(8,901,387)	(10,237,143)
Proceeds from FHLB advances	4,272,401	—
Dividends paid	(252,836)	(224,683)
Exercise of stock options	7,875	81,000

Net cash (used in) provided by financing activities	6,682,670	(3,139,556)

Net (decrease) increase in Cash and Cash Equivalents	(402,819)	20,255
Cash and Cash Equivalents -of Period	10,495,301	13,071,284

Cash and Cash Equivalents — End of Period	$10,092,482	$13,091,539

STURGIS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A: FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note B: ORGANIZATION AND ACCOUNTING POLICIES.

Basis of Presentation and Consolidation – The consolidated financial statements include the accounts of Bancorp and Bank, which includes the Bank’s wholly owned subsidiaries, Oakleaf Financial Services, Inc., Ludington Service Corporation, First Michiana Development Corporation of Sturgis and Oak Mortgage, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates – In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of real estate owned, deferred tax assets, mortgage servicing rights, and the impairment of goodwill.

Nature of Operations – The Bank operates predominately in the south-western portion of Michigan’s lower peninsula. Its primary services include accepting deposits, making commercial and mortgage loans, engaging in mortgage banking activities, and providing investment brokerage advisory services.

Segment Reporting – While management monitors the revenue streams of various products and services offered, operations are managed and financial performance is evaluated on a Bancorp-wide basis. Accordingly, all of Bancorp’s operations are considered by management to be aggregated in one reportable operating segment.

Significant Group Concentrations of Credit Risk – Most of the Bank’s activities are with customers located within Michigan. The Bank’s loan portfolio is concentrated in residential first-mortgage and commercial mortgage loans. The Corporation does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents – For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and other short-term investments, all of which mature within ninety days.

Interest-bearing Deposits in Banks – Interest-bearing deposits in banks mature within ten years and are carried at cost.

Securities – Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost, that are deemed to be other than temporary, are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock – The Corporation’s minimum investment in the stock of the Federal Home Loan Bank of Indianapolis (FHLB) is an amount equal to at least one percent of the unpaid principal balances of the Corporation’s residential mortgage loans or 0.3 percent of its total assets, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value and are recorded at cost.

Loans Held for Sale – Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Loans – The Corporation grants mortgage, commercial, and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific components relate to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired, based on current information and events, when it is probable that the Bank will be unable to collect the scheduled payments of principal or interest in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Servicing – Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The Bank carried a valuation allowance associated with capitalized servicing rights of approximately $11,673 at March 31, 2004 and $22,274 at December 31, 2003.

Off-Balance Sheet Instruments – In the ordinary course of business, the Bank has entered commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Real Estate Owned – Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to liquidate the assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Investment in Limited Partnerships – Bancorp owns investments in limited partnerships that are structured to generate low income housing tax credits and an investment in a Michigan partnership structured to generate commissions from the sale of title insurance. Bancorp accounts for these investments under the equity method, whereby the Bancorp annually records its proportionate share of partnership profits and losses as an adjustment to the carrying value of the investment.

Goodwill and Intangible Assets – Effective January 1, 2002, Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 142. Goodwill and Other Intangible Assets, which changes Bancorp’s accounting for goodwill and other intangible assets acquired in a business combination. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. However, such assets are tested for impairment at adoption of SFAS 142 and at least annually thereafter. No impairment loss was recognized upon the adoption of SFAS 142, at March 31, 2004 or December 31, 2003.

Premises and Equipment – Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

Income Taxes – Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and the tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Common Share – Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Bancorp relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	March 31,
	2004	2003
Net income	$395,716	$764,976
Weighted average number of common shares outstanding	2,809,098	2,808,238
Effect of dilutive options	5,315	1,080
Weighted average number of common shares outstanding used to calculate diluted earnings per share	2,814,413	2,809,318

Comprehensive Income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Reclassification – Certain amounts appearing in the prior year’s financial statements have been reclassified to conform to the current year’s financial statements.

Statement of Cash Flows

For the purposes of the consolidated statements of cash flows, Bancorp considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

	Three Months Ended
	March 31,
	2004	2003
Supplemental cash flow information:
Cash paid during the periods for:
Interest	$1,580,891	$2,072,423
Income taxes	—	—
Noncash investing and financing activities:
Loans transferred to real estate owned	252,673	286,668

Stock Compensation Plans – In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, Bancorp will continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation,” for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

Bancorp’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Month Periods Ended March 31,
	2004	2003
	(Unaudited)
Net income, as reported	$395,716	$764,976
Add: Total stock-based compensation recorded	—	—
Deduct: Total stock-based compensation expense determined under fair value methods for all awards	—	(3,655)

Proforma net income	$395,716	$761,321

Reported income per common share:
Basic	$0.14	$0.27
Diluted	0.14	0.27
Proforma income per common share:
Basic	0.14	0.27
Diluted	0.14	0.27

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note C: LOANS RECEIVABLE, NET.

A summary of the balances of loans follows:

	March 31,	December 31,
	2004	2003
	(Unaudited)
Mortgage loans on real estate:
Residential 1-4 family	$119,784,833	$118,704,063
Commercial	73,938,587	66,406,463
Construction – Residential	9,529,449	10,174,106
Construction – Commercial	4,590,000	4,891,400

	207,842,869	200,179,032
Commercial nonmortgage loans	13,192,158	14,784,475
Consumer and installment loans:
Consumer and installment	8,136,193	8,324,967
Other	1,059,026	1,129,623

	9,195,219	9,454,590

Subtotal	230,230,246	224,418,097
Less:
Allowance for loan losses	2,385,063	2,294,157
Unearned interest	24,569	18,262
Undisbursed portion of loans in process — Residential	1,439,287	3,757,494
Undisbursed portion of loans in process – Commercial	3,202,228	3,138,158

Subtotal	223,179,099	215,210,026
Add:
Deferred loan origination and other fees	325,415	317,539

Loans, net	$223,504,514	$215,527,565

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note D: DEPOSITS.

Interest-bearing deposits are summarized as follows:

	March 31,	December 31,
	2004	2003
	(Unaudited)
Savings deposits	$45,899,278	$43,604,746
NOW accounts	65,436,369	57,534,598
Time:
$100,000 and over	29,541,365	29,440,282
Under $100,000	56,156,982	57,057,595

Total interest-bearing deposits	$197,033,994	$187,637,221

Note E: ADVANCES FROM FEDERAL HOME LOAN BANK.

Advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) are collateralized by FHLB stock and all non-employee residential mortgage loans.

Bancorp had $51.2 million and $55.8 million in advances from FHLB at March 31, 2004 and December 31, 2003, respectively. Interest rates range from 1.34% to 7.34% with maturities ranging from March 2005 to February 2012.

Annual principal payments of FHLB advances are as follows:

Twelve Months Ending		Weighted
March 31,	Amount	Rate
2005	$6,829,612	3.36%
2006	3,346,072	5.70%
2007	—	—
2008	10,000,000	5.50%
2009	—	—
2010 and thereafter	31,000,000	4.51%

Total	$51,175,684	4.63%

Note F: CASH DIVIDENDS

Bancorp paid a cash dividend of $.09 per share on its issued and outstanding common stock on March 15, 2004 to shareholders of record February 13, 2004. Total dividends paid on March 15, 2004 were $252,836.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward Looking Statements

     This report contains statements that constitute forward-looking statements. These statements appear in several places in this report and include statements regarding intent, belief, outlook, objectives, efforts, estimates or expectations of Bancorp, primarily with respect to future events and the future financial performance of Bancorp. Any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statement. Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; government and regulatory policy changes; the outcome of any pending and future litigation and contingencies; trends in consumer behavior and ability to repay loans; and changes of the world, national and local economies. Bancorp undertakes no obligation to update, amend or clarify forward-looking statements as a result of new information, future events, or otherwise.

Critical Accounting Policies

     The banking industry is highly regulated. Furthermore, the nature of the banking industry is such that, other than described below, the use of estimates and management judgment are not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management’s knowledge.

Allowance for loan losses - Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council (“FFIEC”), and the joint policy statement on the allowance for loan losses methodologies issued by the FFIEC. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other subjective factors. However, there is still a degree of subjectivity when formulating the level of the allowance for loan losses and historical trends may not be indicative of future levels provided to the reserve account.

Commercial loan rating system and identification of impaired loans – Bancorp has a defined risk rating system that is designed to assess the risk of individual loans and overall risk of the commercial loan portfolio. The system assigns a risk weighting to factors such as cash flow, collateral, financial condition, operating performance, repayment history, management, and strength of the customer’s industry. An assessment of risk is performed as a part of the loan approval process as well as periodic updates based on the circumstances of the individual loan. Bancorp employs both internal and external loan review services to assess risk ratings.

Originated mortgage servicing rights (“OMSR”) — Bancorp records the original “OMSR” based on market data. The OMSR is amortized into non-interest income in proportion to the period of the estimated future net servicing income of the underlying financial asset. Additionally, an independent third party valuation is performed to determine potential impairment of the OMSR as a result of changes in interest rates and expected future loan repayment speeds. Significant changes in interest rates or repayment speeds could have a significant impact on the carrying value of mortgage servicing assets.

Deferred income tax assets –Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Goodwill and Intangible Assets – Bancorp had $5.1 million of goodwill at March 31, 2004 and December 31, 2003. Effective January 1, 2002, Bancorp adopted Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which changes Bancorp’s accounting for goodwill and other intangible assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives, such as Bancorp’s goodwill, are not amortized. However, such assets are tested for impairment annually after adoption of SFAS 142.

Results of Operations

     Bancorp reported net income of $395,716 and $764,976 for the three months ended March 31, 2004 and 2003, respectively. Basic earnings per share was $0.14 and $0.27 for the three months ended March 31, 2004 and 2003, respectively. The decrease in net income from 2003 to 2004 was primarily due to reductions in mortgage banking activities.

Interest Income

     Three months ended March 31, 2004 compared to three months ended March 31, 2003. Interest income decreased $505,366 to $3.6 million from $4.1 million. This decrease is primarily due to the decreases in interest rates. The average interest rate earned on loans decreased to 5.96% in 2004 from 6.92% in 2003. This decrease in the average interest rate earned is primarily due to adjustable rate loans repricing lower through 2003. The remaining $84,235 decrease in interest income is due to $6.4 million decrease in average investments. Management believes the expansion of commercial lending will lead to an improved interest margin when rates increase. Most commercial credits are priced on a variable basis and the expansion of commercial deposit accounts, which are non-interest bearing, will help to reduce the cost of funding. The average yield on interest-earning assets decreased to 5.64% in 2004 from 6.43% in 2003. This is primarily due to changes in the composition of interest-earning assets and lower yields as interest-earning assets repriced through 2003.

Interest Expense

     Three months ended March 31, 2004 compared to three months ended March 31, 2003. Interest expense decreased $363,108 to $1.5 million in 2004 from $1.9 million in 2003. This was primarily due to the decrease in average FHLB advances outstanding to $52.8 million in 2004 from $59.0 million in 2003 and a reduction in the average interest rate paid on deposits to 1.89% in 2004 from 2.40% in 2003. The rate paid on average interest-bearing liabilities decreased to 2.52% in 2004 from 3.04% in 2003.

Net Interest Income

     Three months ended March 31, 2004 compared to three months ended March 31, 2003. Net interest income for the three months ended March 31, 2004 was $2.0 million compared to $2.2 million for the three months ended March 31, 2003, a decrease of $142,258 or 6.5%. This decrease was caused primarily by decreases in the Bank’s net interest margin to 3.21% in 2004 from 3.43% in 2003. Although market rates remained relatively stable during 2003, loans and investments continued to reprice lower in accordance with their contractual repricing frequency to a weighted average yield of 5.96% in 2004, compared to 6.92% in 2003. Rates paid on interest-bearing liabilities decreased to 2.52% for 2004 from 3.04% for 2003. The Bank is positioned to increase interest income when interest rates increase. The decrease in interest expense was smaller than the decrease in interest income, due to the Bank’s positive interest rate gap. The positive gap position will continue to have a negative impact on net interest income until market rates begin to increase. Management believes the current low rate environment is not the appropriate time to change its interest rate position. If the Bank changed its interest rate position and rates go up, the Bank would not realize the benefit of the positive interest rate gap. The funding costs of interest-bearing liabilities will continue to decrease in the current low rate environment, although the decreased cost will likely not match the larger decrease expected in loan rates in the current rate environment. Management expects interest rates to remain stable through the first half of 2004, followed by increases, if the U.S. economy recovers.

     Average Balances, Interest Rates and Yields. Net interest income is affected by the difference (“interest rate spread”) between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and the relative amounts of interest-bearing liabilities and interest-earning assets. When the total of interest-earning assets approximates or exceeds the total of interest-bearing liabilities, any positive interest rate spread will generate net interest income. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution’s net interest income is its “net yield on interest-earning assets” or “net interest margin,” which is net interest income divided by average interest-earning assets. The decrease in the net interest margin to 3.21% in 2004 from 3.43% demonstrates the effect of the Bank’s positive gap position. A positive gap means that interest-bearing assets are repricing at a faster pace than interest-bearing liabilities. Management has anticipated an increase in rates and resisted the temptation of placing long-term, fixed rate, assets on the balance sheet. This mitigation of interest rate risk has sacrificed short-term earnings under the current interest rate environment, but has placed the institution in a more favorable position when rates rise. The most significant risk to this business strategy is that rates do not ultimately rise. Management does not believe this scenario is likely in the long-term. Management expects interest rates to remain stable through the first half of 2004, followed by increases, if the U.S. economy recovers.

	Average Balances and Interest Rates
	Three Months Ended March 31,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-Earning Assets:
Loans (1)	$219,595,680	$3,256,127	5.96%	$215,687,412	$3,677,258	6.91%
Mortgage-backed securities	7,661,452	95,604	5.02%	8,849,855	72,111	3.30%
Investment securities (2)	11,491,933	126,285	4.42%	9,615,019	109,666	4.63%
Interest-bearing deposits	16,803,578	106,566	2.55%	23,918,873	230,913	3.92%

Total interest-earning assets	$255,552,643	$3,584,582	5.64%	$258,071,159	$4,089,948	6.43%

Interest-Bearing Liabilities:
Deposits	$193,008,911	$906,930	1.89%	$195,505,707	$1,156,934	2.40%
FHLB advances	52,789,225	635,695	4.84%	58,953,246	748,799	5.15%

Total interest-bearing liabilities	$245,798,137	$1,542,625	2.52%	$254,458,953	$1,905,733	3.04%

Net interest income		$2,041,957			$2,184,215

Interest rate spread			3.12%			3.39%

Net interest-earning assets	$9,754,506			$3,612,206

Net interest margin			3.21%			3.43%

(1) Interest on loans includes fees. Nonaccrual loans and loans held for sale have been included in the average balances of loans.

(2) Yield on investment securities is reported on an actual and not a tax equivalent basis

Provision for Loan Losses

     Three months ended March 31, 2004 compared to three months ended March 31, 2003. The provision for loan losses was $248,767 for the three months ended March 31, 2004 and $318,688 for the three months ended March 31, 2003, a decrease of $69,921. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and economic conditions. Loans charged off during the first three months of 2004, net of recoveries, was $157,911, compared to $206,914 during the first three months of 2003. This reduction in net loans charged off allowed the Bank to reduce the provision for loan losses and still maintain an adequate balance in the allowance for loan losses.

     The provision for loan losses has been a subject of debate over the last year among business, the accounting industry and regulatory agencies. The correct provision is difficult to measure. It is influenced by the national, regional and local economic conditions and management’s assessment of risk in the loan portfolio. There are no exact guidelines and therefore it is left to management to make its best estimate. Management believes the current level of the allowance for loan losses is adequate to cover all expected and unexpected credit risks in the portfolio. However, the mix of the Bank’s loan portfolio has been changing over the last several years. The loan portfolio is becoming more heavily weighted with commercial credits. Commercial credits are inherently more risky then one-to-four-family mortgage loans. The collateral is generally more difficult to liquidate and the average size of the credit is larger. A single commercial credit defaulting has a larger impact on the provision for loan losses. The Bank allocates reserves on commercial loans at a higher percentage of the loan balance. The level of provision impacts current and future earnings of the Bank. This is why the subject is of interest to our shareholders, accountants and regulators. It is management’s intention to provide an adequate amount of reserves to reflect the risk profile of the loan portfolio. If this requires high provisions in one year and less in another year, these adjustments will be effectuated. Historical levels of provisions should not be used to make assumptions regarding future required allocations.

     The allowance for loan losses as a percentage of total loans has increased to 1.04% at March 31, 2004, compared to 0.94% at March 31, 2003. This increase is due to the increasing exposure of the Bank to commercial lending, weak economic development in the Bank’s primary market area (Sturgis, Michigan) and one large commercial credit that was impaired at March 31, 2004. Because of the Bank’s continuing growth in commercial loans, the Bank expects to continue funding the allowance for loan losses due to higher risks related to commercial lending.

     The Bank has implemented processes to accelerate its collections and foreclosure actions in an effort to reduce the level of nonperforming assets and net charge-offs. Exclusive of the single commercial credit, nonperforming assets have decreased along with the decrease in net charge-offs. Management expects the enhanced processes will continue to suppress the level of nonperforming assets and net charge-offs.

Noninterest Income

     Three months ended March 31, 2004 compared to three months ended March 31, 2003. Noninterest income was $1.2 million for the three months ended March 31, 2004 compared to $1.5 million for the three months ended March 31, 2003, a decrease of $369,041. The primary component of this decrease was noninterest income from mortgage banking activities. The decrease in mortgage banking activities was due to the decrease in loan sales during 2004 compared to 2003. For the three months ended March 31, 2003, loan sales were very strong, due to residential loans refinanced and sold. This refinance activity was driven by the historically low levels of interest rates available on long-term fixed rate mortgages. Most consumers qualifying to refinance took advantage of the low rates during 2003 and are not likely to refinance again in 2004. Management expects mortgage banking activity will be dominated primarily by purchases and sales, rather than refinances, during 2004. Proceeds from sale of loans decreased to $9.8 million in the first three months of 2004 from $35.9 million in the first three months of 2003. Service charges and other fees increased to $400,529 in the first three months of 2004 from $351,946 in the first three months of 2003, primarily due to an increase in the insufficient funds fee to $25 per item from $20 per item, which became effective on February 1, 2004. Brokerage commission income increased to $300,166 in the first three months of 2004 from $238,963 in the first three months of 2003. Brokerage commission income was 26% of non-interest income for the first three months of 2004 and will continue to be a large component of noninterest income.

Noninterest Expense

     Three months ended March 31, 2004 compared to three months ended March 31, 2003. Noninterest expense was $2.4 million in the first three months of 2004, compared to $2.3 million in the first three months of 2003, an increase of $112,224. The largest component of the increase was salaries and employee benefits, which increased $204,181 to $1.4 million in 2004 from $1.2 million in 2003. This increase in salaries and employee benefits is primarily due to lower deferral of loan origination costs. Loan origination costs deferred in the first three months of 2004 was $126,363, compared to $280,888 in the first three months of 2003. The decrease in loan origination costs deferred was due to the reduction in the number of loans originated in the first quarter of 2004 compared to the first quarter of 2003. Other increases in salaries and employee benefits are due to salary adjustments and increases in the cost of employer-provided medical insurance. Salary adjustments were the result of staffing changes and cost of living increases which took effect January 2004. Additional staffing was added in 2003 to meet the increasing sophistication of the Bank’s operations. The increase in sophistication relates primarily to commercial lending operations and the Bank’s wholly owned subsidiary, Oakleaf Financial. The expansion into these areas was undertaken to diversify operations and reduce the Bank’s reliance on mortgage banking activities for non-interest income. Management believes that fee income produced by Oakleaf Financial will help to stabilize non-interest income from operations. To offset the increase in health insurance premiums for employees, the Bank instituted a premium sharing program in August 2003. Data processing expense decreased $35,844, due to expenses incurred converting to a different servicer in the first quarter of 2003. At March 31, 2004, goodwill was not impaired and Management does not anticipate impairment in the year ending December 31, 2004. Management actively minimizes noninterest expense, although certain noninterest expenses are outside of Management’s direct control. Management expects salaries and employee benefits to increase by 3-5% annually.

Cash Flows

     Operating. Cash flows from operating activities are most significantly affected by net income and mortgage banking activities. Net income was $395,716 and $764,976 for the three months ended March 31, 2004 and 2003, respectively. Gain on sale of loans was $117,203 and $477,520 for the three months ended March 31, 2004 and 2003, respectively. Loans originated for sale and proceeds from the sale of loans also decreased due to the historically low mortgage loan rates in 2003. Loans originated for sale were $9.6 million and $36.5 million for the quarters ended March 31, 2004 and 2003, respectively. Proceeds from sales of loans were $9.8 million and $35.9 million for the quarters ended March 31, 2004 and 2003, respectively. Because the Bank generally has a policy of selling long-term fixed rate mortgage loans, the volume of loan sales varies with customer demand for these loans. Affecting cash flows from operating activities are the add-backs of non-cash expenses, which include the provision for loan losses, depreciation, amortization of mortgage servicing rights and changes in other assets and liabilities.

     Investing. Cash flows from investing activities are most significantly affected by loans made to customers net of principal payments, changes in the Bank’s investment portfolio, and increases in interest-bearing deposits in banks. For the quarter ended March 31, 2004 there was a net increase in loans of $8.5 million, primarily commercial mortgages. For the quarter ended March 31, 2003, there was a net decrease in loans of $5.5 million, primarily due to refinanced loans. Investment purchases and maturities also affect cash flows from investing activities. The Bank’s management maintains investments at levels that balance returns with various risks. The Bank decreased its holdings of interest-bearing deposits in banks by $592,910 and $7.7 million in the quarters ended March 31, 2004 and 2003, respectively. Management seeks to use loans as its primary investment option. But in the absence of attractive loan opportunities, the Bank may pursue other investment alternatives. Considerations for investment decisions include interest rate risk, liquidity needs, liquidity risk and credit risk.

     Financing. Cash flows from financing activities are mostly affected by changes in deposits and FHLB advances. Deposits increased $11.5 million and $7.2 million for the quarters ended March 31, 2004 and 2003, respectively. Certificates of deposit with balances greater than or equal to $100,000 (commonly referred to as jumbo certificates), which carry greater interest rate sensitivity, increased to $29.5 million at March 31, 2004 from $29.4 million at December 31, 2003. The Bank views jumbo certificates of deposit as a source of liquidity. Transaction savings accounts and checking accounts increased $10.2 million to $111.3 million at March 31, 2004 from $101.1 million at December 31, 2003. Transaction savings accounts and checking accounts represent 52.65% of deposits at March 31, 2004, compared to 50.59% of deposits at December 31, 2003. Bank management is actively attempting to increase these core deposit account relationships.

The increase in transaction savings accounts and checking accounts provides relatively inexpensive funding for future growth, compared to alternative certificates of deposit and FHLB advances at higher interest rates. The Bank also uses FHLB advances for financing its operating and investing activities. The FHLB advances decreased $4.6 million and $10.2 million for the quarters ended March 31, 2004 and 2003, respectively. FHLB advances are secured by Bank assets. The primary asset used by the FHLB is loans secured by real estate. The Bank may pledge specific loans or categories of loans for advance purposes. This poses risk to the Bank and stockholders, in the fact these assets may become less liquid or subject to set-off. The borrowing base of the Bank is calculated by the FHLB, based substantially on mortgage loans outstanding. If the Bank’s mortgage loan portfolio diminishes, it can impact the Bank’s ability to utilize the FHLB as a source of funding and liquidity. The Bank will continue to use jumbo certificates of deposit, FHLB advances and core deposits as its primary sources of funds for operations.

Financial Condition

     General. The Bank’s total assets at March 31, 2004 were $294.1 million, compared to $287.3 million at December 31, 2003, an increase of $6.7 million or 2.35%. Most of the growth in total assets is in commercial real estate loans. The Bank continued to sell long-term, fixed rate, residential mortgage loans. Management did not believe retaining these loans in portfolio was prudent asset management, during a time of historically low interest rates. The Bank maintained its disciplined approach to managing interest rate risk.

     Loans. The Bank’s net loans increased to $223.5 million at March 31, 2004 from $215.5 million at December 31, 2003. This increase was primarily due to new commercial real estate loans. Many consumers elected to refinance their adjustable-rate mortgage loans and consumer debt into fixed rate mortgages during 2003 to take advantage of historically low interest rates. In addition to reducing net interest income, the refinance activity resulted in fewer residential loans in the Bank’s portfolio. The Bank sells long-term, fixed rate, residential mortgages in the secondary market. Historically, the major buyer of these loans has been the Federal Home Loan Mortgage Corporation (FHLMC). In 2003 the Bank entered into an arrangement with the Federal Home Loan Bank of Indianapolis (FHLBI) to sell loans. This relationship provides an alternative buyer for Bank loans and Management believes this relationship may provide a higher profit margin on loans sold. Because the refinance activity slowed during the first quarter of 2004, residential mortgages increased to $119.8 million at March 31, 2004, compared to $118.7 million at December 31, 2003. Commercial mortgage loans increased to $73.9 million, or 32.1% of gross loans, at March 31, 2004 from $66.4 million, or 29.6% of gross loans, at December 31, 2003. The demand for fixed-rate mortgage loans in 2003 was higher due to historically low interest rates during the period. The proceeds from sales of loans (primarily fixed-rate, residential mortgages) were $9.8 million and $35.9 million for the first quarters of 2004 and 2003, respectively. The mortgage loans originated for sale ($9.6 million during the first three months of 2004 and $36.5 million during the first three months of 2003) were primarily funded by the secondary mortgage market sales. The decision to sell fixed-rate mortgages with original maturities of 10-years or greater protects the Bank from the interest rate risk inherent in holding these longer term, fixed-rate loans and provides a source of liquidity to fund loan demand. An increase in market interest rates will continue to decelerate the pace of refinance activity in the residential loan portfolio, as the Bank intends to continue focusing its efforts on growing commercial loans.

     At March 31, 2004, outstanding loan commitments were $2.7 million and $34.0 million on fixed and variable-rate loans, respectively. Of these loan commitments, Management expects $14.5 million to be disbursed for new loans during the next six months. The additional loan commitments are unused lines of credit, which may be drawn at any time by the borrower. These loan commitments will be funded by interest-bearing deposits, maturing assets, and additional FHLB borrowings, if needed.

     Loans serviced for others decreased by $85,714 to $216.9 million at March 31, 2004 from $217.0 million at December 31, 2003. This servicing portfolio consists of loans originated by the Bank and sold in the secondary mortgage market with servicing retained by the Bank. Management believes this provides the Bank with a competitive advantage in its market. The retention of servicing requires the Bank to keep a higher staffing level than if the servicing is sold. But many consumers have discovered the difficulties encountered when loan servicing is sold. The retention of servicing also allows the Bank to cross-sell other banking products and services to these customers. The value of the right to service is appraised quarterly and any temporary impairment of the value of servicing rights is recognized quarterly. The originated mortgage servicing rights asset had a valuation allowance at March 31, 2004 of $11,673. This allowance was established to recognize the measured impairment of the asset. The Bank will continue to monitor the valuation of the servicing rights asset. If subsequent analysis shows changes in the appraised impairment, the valuation allowance will be adjusted to match the impairment. Management expects the value of servicing will increase as interest rates rise. Generally, consumers are less inclined to refinance a lower-than-market fixed rate mortgage when rates increase. If this logic prevails, the value of servicing should increase due to the expected increase in duration of the underlying cash flows.

     Bancorp has no purchased mortgage servicing portfolio.

     The following table provides an analysis of the allowance for loan losses:

	Three Months Ended		Year Ended
	March 31,		December, 31,
	2004	2003	2003	2002	2001
Balance at the beginning of the period	$2,294,157	$1,920,037	$1,920,037	$1,300,000	$803,744
Charge-offs:
Residential mortgages	3,000	58,602	112,873	448,217	226,230
Commercial mortgages	169,663	91,507	128,959	121,053	42,900
Construction loans — residential	—	—	—	—	—
Construction loans – commercial	—	—	—	—	—
Commercial nonmortgage loans	—	33,131	121,566	130,718	175,675
Loans secured by deposits	—	—	—	—	—
Other consumer and installment loans	32,480	40,472	142,776	250,118	162,412

Total charge-offs	205,143	223,702	516,174	950,106	607,217
Recoveries
Residential mortgages	8,849	—	10,185	—	21,344
Commercial mortgages	1,534	483	5,230	2,966	—
Construction loans — residential	—	—	—	—	—
Construction loans – commercial	—	—	—	—	—
Commercial nonmortgage loans	7,571	—	—	16,548	3,021
Loans secured by deposits	—	—	—	—	—
Other consumer and installment loans	29,278	16,305	55,170	55,713	22,914

Total recoveries	47,232	16,788	70,585	75,227	47,279
Net charge-offs	157,911	206,914	445,589	874,879	559,938
Provision for loan losses	248,767	310,688	819,709	1,494,916	1,056,194

Balance at the end of the period	$2,385,063	$2,031,811	$2,294,157	$1,920,037	$1,300,000

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.10%	0.21%	0.40%	0.25%
Allowance for loan losses to total loans	1.07%	0.71%	1.02%	0.88%	0.58%
Nonperforming assets to total assets	1.86%	1.98%	1.90%	1.76%	1.55%
Allowance for loan losses to nonperforming assets	43.71%	26.98%	41.22%	36.82%	29.91%

     The following table shows the allocation of the allowance for loan losses at the dates indicated by loan type:

	March 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001
		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each
		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Residential mortgages	$444,989	52.03%	$448,026	52.90%	$491,171	58.87%	$304,503	67.13%
Commercial mortgages	1,542,357	32.12%	1,457,075	29.59%	956,217	23.24%	470,459	15.92%
Construction loans – residential	16,845	4.14%	15,577	4.53%	8,651	3.70%	35,014	3.62%
Construction loans – commercial	17,347	1.99%	3,506	2.18%	16,914	1.75%	—	0.20%
Commercial nonmortgage loans	259,962	5.73%	267,228	6.59%	314,963	6.94%	165,188	5.89%
Loans secured by deposits	—	0.46%	—	0.50%	—	0.26%	—	0.26%
Other consumer and installment	103,563	3.53%	102,744	3.71%	132,121	5.23%	324,836	6.98%

Total allowance for loan losses	$2,385,063	100.00%	$2,294,157	100.00%	$1,920,037	100.00%	$1,300,000	100.00%

     Loans in nonaccrual status at March 31, 2004 of $4.4 million consisted primarily of residential and commercial real estate loans, for which foreclosure has begun or full collection of the loan is questionable. The following table presents the aggregate amount of troubled asset categories as of the dates indicated:

		December 31,
	March 31, 2004	2003	2002	2001
Past due - 90 days or greater	$376,513	$473,102	$899,975	$1,073,625
Nonaccrual loans	4,419,590	4,245,716	2,955,666	2,821,965
Real estate owned	660,546	749,899	1,358,759	451,173

Total nonperforming assets	5,546,649	5,468,717	5,214,400	4,346,763
Restructured assets	454,894	426,414	626,882	1,381,920

Total troubled assets	$5,911,543	$5,895,131	$5,841,282	$5,728,683

Ratio of troubled assets to total loans	2.62%	2.71%	2.73%	2.60%

Ratio of troubled assets to total assets	1.99%	2.04%	1.96%	2.04%

     Interest-bearing Deposits in Banks. Interest-bearing deposits in banks were $14.7 million at March 31, 2004, compared to 15.3 million at December 31, 2003, a decrease of $592,910. This decrease was reinvested in commercial loans.

     Securities – Available for sale. Investment securities available for sale of $4.0 million at March 31, 2004 and December 31, 2003 and consisted of a mortgage-backed security issued by the Federal National Mortgage Association. The Bank’s investment strategy has historically been to carry its mortgage-backed securities in the held-to-maturity portfolio. Management has changed this strategic decision, so that a balanced investment portfolio can more directly contribute to future liquidity needs, by being carried as available-for-sale.

     Securities – Held-to-maturity. Investment securities held-to-maturity consist of U.S agency mortgage-backed securities, municipal obligations, and a trust preferred security. The investment securities held-to-maturity were $10.8 million at March 31, 2004, compared to $10.9 million at December 31, 2003, a decrease of $165,919. The decrease was due to matured municipal obligations and principal payments on mortgage-backed securities.

     Deposits and Borrowed Funds. Deposits were $211.5 million at March 31, 2004, compared to $199.9 million at December 31, 2003, an increase of $11.5 million. The increase in interest-bearing deposits to $197.0 million at March 31, 2004 from $187.6 million at December 31, 2003 is primarily due to increases in NOW accounts to $65.4 million at March 31, 2004 from $57.5 million at December 31, 2003. Certificates of deposit with balances greater than or equal to $100,000 (commonly referred to as jumbo certificates), which carry greater interest rate sensitivity, increased to $29.5 million at March 31, 2004 from $29.4 million at December 31, 2003. The Bank views jumbo certificates of deposit as a source of liquidity. Transaction savings accounts and checking accounts increased $10.2 million to $111.3 million at March 31, 2004 from $101.1 million at December 31, 2003. Transaction savings accounts and checking accounts represent 52.65% of deposits at March 31, 2004, compared to 50.59% of deposits at December 31, 2003. Bank management is actively attempting to increase these core deposit account relationships. The increase in transaction savings accounts and checking accounts provides relatively inexpensive funding for future growth, compared to alternative certificates of deposit and FHLB advances at higher interest rates. The Bank offers competitive rates on its time deposits and uses borrowed funds, when that strategy enhances net interest income.

     The Bank has an available line of credit with the Federal Home Loan Bank of Indianapolis (“FHLB”) which provides for advances up to $10.0 million and matures annually in March. The Bank will renew the line of credit at maturity in March 2005. All borrowings from FHLB are collateralized by substantially all mortgage loans.

     Long-term advances were $46.9 million at March 31, 2004, compared to $49.9 million at December 31, 2003, a decrease of $3.0 million. Short-term advances were $4.3 million at March 31, 2004, compared to $5.9 million at December 31, 2003, a decrease of $1.6 million. Management does not anticipate a need to increase FHLB advances until demand for portfolio loans increases.

Capital Resources

     The stockholders’ equity of the Bancorp was $29.3 million at March 31, 2004, compared to $29.2 million at December 31, 2003, an increase of $162,205 or 0.56%. The primary component of this increase was net income $395,714 less dividends paid of $252,836. The stockholders’ equity was 9.97% of total assets at March 31, 2004. Management continues to monitor and evaluate the best capital structure of Bancorp. A structure that provides sufficient capital to fund future growth, yet maximizes earnings per share, is deemed optimal. Management does not project a need for capital beyond what can be provided by retained earnings. If additional capital is needed, Bancorp will consider, among other options, issuing trust preferred securities or a secondary offering of common stock.

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

     The following table summarizes the capital ratios of Bancorp at the dates indicated:

		March 31, 2004	December 31, 2003
Equity to assets		10.0%	10.1%
Tier I leverage		8.4%	8.4%
Risk-based:	Tier I capital	10.9%	11.4%
	Total capital	12.0%	12.5%

Asset/Liability Management

     The primary component of Bancorp’s earnings is net interest income of the Bank. The Bank’s asset/liability management strategy is to maximize net interest income over time by reducing the impact of fluctuating interest rates. This is accomplished by matching the mix and maturities of its assets and liabilities. At the same time the Bank’s asset/liability strategies for managing interest rate risk must also accommodate customer demands for particular types of deposit and loan products. The Bank uses asset/liability management techniques in an attempt to maintain a profitable mix of financial assets and liabilities, provide deposit and loan products that meet the needs of its market area, and maintain control over interest rate risk resulting from changes in interest rates.

     Net interest income, the primary component of the Bank’s net income, is derived from the difference or “spread” between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank has sought to reduce its exposure to changes in interest rates by matching more closely the effective maturities and repricings of its interest-sensitive assets and liabilities. At the same time, the Bank’s asset/liability management strategies must also accommodate customer demands for particular types of deposit and loan products.

     While much of the Bank’s asset/liability management efforts involve strategies that increase the rate sensitivity of its loans and investments, such as the sale of long-term fixed rate loans, originations of adjustable rate loans and purchases of adjustable rate mortgage-backed securities or relatively short average life fixed-rate investments, it also uses techniques to reduce the rate sensitivity of its deposits and borrowed money. Those techniques include attracting longer-term certificates of deposit when the market will permit, emphasizing core deposits, which are less sensitive to changes in interest rates, and borrowing through long-term FHLB advances. The Bank’s asset/liability management strategy will change when market rates change.

     The Bank measures its exposure to interest rate fluctuations primarily by using a computer modeling system designed for savings institutions such as the Bank. The model uses assumptions which management believes are reasonable for the analysis. These assumptions include (but are not limited to) prepayment and decay rates based on nine interest rate scenarios. These assumptions are based on national statistics and may not reflect the Bank’s own experience. It allows the Bank to adjust its asset-liability mix based on the interest rate risk identified. The analysis estimates the changes in the market value of the Bank’s equity using interest rate change scenarios ranging from +4% to –4%, in 1% increments from current market rates. At March 31, 2004, the following table illustrates the interest rate sensitivity of the Bancorp’s consolidated equity to changes in market interest rates.

(in Thousands of Dollars)
Book value of stockholders’ equity	$29,320
4% increase in market rates	45,551
3% increase in market rates	47,845
2% increase in market rates	47,094
1% increase in market rates	46,467
No change (current market value of equity)	45,705
1% decrease in market rates	43,473
2% decrease in market rates	41,012
3% decrease in market rates	37,794
4% decrease in market rates	33,499

     As the table shows, Bancorp’s book value of equity is less than estimated market value in all of the scenarios. That indicates that Bancorp is able to withstand fluctuations in market interest rates without posting a significant threat to either Bancorp’s stockholders’ equity or the federal deposit insurance system, and therefore, Bancorp can be deliberate in its actions to adjust the asset-liability mix. Bancorp would meet the regulatory minimum capital requirements in all of the interest-rate scenarios.

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

     Bancorp’s Board of Directors compares net interest income sensitivity to established tolerance limits for fluctuation. Throughout 2003 and at March 31, 2004, the forecasted exposure was within the Bancorp’s established policy limits, except in falling rate change scenarios. Management recognizes the “out of policy” condition in the falling rate environment and has reported this condition to the Board quarterly. The Bancorp’s Board of Directors and Management consider further significant rate decreases from March 31, 2004 unlikely and have not changed the Bank policy’s tolerance limits to conform to the existing rate environment.

Net Interest Income Sensitivity: Change in Projected Results vs. Constant Rates

Year-End 2003 12 Month Projection

	Rate Shock Amount
	(2.00%)	(1.00%)	0.00%	1.00%	2.00%
Percent Change in net interest income vs. constant rates	(9.68%)	(4.15%)	0.00%	1.27%	2.03%
ALCO Policy Limit	(6.00%)	(3.00%)	0.00%	(4.00%)	(8.00%)

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

     Bancorp measures its interest rate risk primarily using simulation analysis. This analysis is prepared by the Chief Financial Officer and reviewed by the ALCO. ALCO is comprised of the Chief Executive Officer, Chief Financial Officer, Executive Vice President and Senior Officers of the Bank. Bancorp’s Board of Directors reviews quarterly reports that estimate Bancorp’s sensitivity to changes in interest rates. Sensitivity is estimated for net interest income and market value of portfolio equity.

     While Bancorp uses various tools to monitor interest rate risk, it is unable to predict future fluctuations in interest rates or the specific impact thereof. The market value of most of Bancorp’s financial assets is sensitive to fluctuations in market interest rates. Fixed-rate investments and mortgage loans decline in value as interest rates rise. Adjustable-rate investments and loans generally have less market value volatility than fixed-rate assets.

Liquidity

     Bancorp maintains certain levels of liquid assets (the most liquid of which are cash and cash equivalents and investment securities) in order to meet demands from loan commitments, savings withdrawals and other obligations. Bancorp manages liquidity by maintaining a portion of its liquid assets in overnight accounts and by keeping various maturities in its portfolio of investment securities. The primary sources of liquidity are loan repayments, loan sales, maturing investments, deposit accounts, and FHLB borrowings.

     The primary market factor that impacted liquidity throughout 2003 was low interest rates for residential mortgages. The residential mortgages that have refinanced into low fixed-rate terms have been sold to the secondary mortgage market, providing funds for Bancorp to redeploy. Bancorp originated commercial mortgage and commercial nonmortgage loans to hold in its portfolio, so the percentage of commercial loans to total loans increased. Excess funds from refinanced residential mortgages have been invested in securities available-for-sale and funded the decreases in deposits and borrowings. An increase in loan rates would probably reduce Bancorp’s liquidity position, because borrowers would be more likely to prefer adjustable-rate mortgages, which Bancorp holds in its portfolio. Management expects market interest rates to remain stable through the first half of 2004, followed by increases as the U.S. economy recovers.

Contractual Obligations

     The long-term debt obligations consist of certificates of deposit and advances from the Federal Home Loan Bank. The following schedule represents principal payments only and does not include interest.

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 year	years	years	years
Certificates of deposit	$85,698,347	$31,004,689	$23,538,209	$26,112,591	$5,042,858
FHLB advances	51,175,684	6,829,612	3,346,072	10,000,000	31,000,000

Total contractual obligations	$136,874,031	$37,834,301	$26,884,281	$36,112,591	$36,042,858

Off-balance Sheet Activities

Other Commercial Credits – The Bank is a party to credit related financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet of the Bank.

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments for equity lines of credit or overdraft protection may expire without being drawn. Therefore, total commitments do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on Management’s credit evaluation of the customer. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized, may not contain a specified maturity date and may be drawn to the total extent of the Bank’s commitment.

Commercial and standby letters of credit are a conditional commitment issued by the Bank to guarantee the performance of a customer to a third party. The letters of credit are primarily used to support public and private borrowing arrangements. All letters of credit have expiration dates within one year.

At March 31, 2004, the Bank had total commitments of $2.7 million and $34.0 million on fixed rate and variable rate loans, respectively.

The following table discloses contractual expiration dates for commitments of the Bank at March 31, 2004.

	Amount of Commitment Expiration Per Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 year	Years	Years	Years
Home equity lines of credit	$21,001,628	$53,510	$—	$606,083	$20,342,035
Lines of credit	8,295,446	7,327,213	331,475	636,758	—
Undisbursed construction loans	4,309,107	4,309,107	—	—	—
Standby letters of credit	255,000	255,000	—	—	—
New Loans	2,000,000	2,000,000	—	—	—

Total commitments with expiration	$35,861,181	$13,944,830	$331,475	$1,242,841	$20,342,035
Overdraft protection — no expiration	887,353

Total commitments	$36,748,534

     All of the commercial credits are underwritten using the commercial loan underwriting guidelines.

Collateral Requirements – To reduce credit risks related to the use of credit-related financial instruments, the Bank might deem it necessary to obtain collateral. The amount and nature of the collateral obtained are based on the Bank’s credit evaluation of the borrower. Collateral held varies, but may include cash, securities, accounts receivable, inventory, property, plant and equipment and real estate. Although these items are used to secure loans, they are not included on the balance sheet of Bancorp.

Legal Contingencies – Various legal claims also arise from time to time in the normal course of business which, in the opinion of Management, will have no material effect on Bancorp’s consolidated financial statements.

Other Off-balance Sheet Activities – During the year ended December 31, 2003, Bancorp purchased an investment for $25,000 in a venture capital company. Bancorp has a minority interest of approximately 1% in the company. The venture capital company seeks viable projects in various stages of development for investment. Bancorp has committed to contribute an additional $225,000 as capital is required to fund projects.

Impact of Inflation

The majority of assets and liabilities of financial institutions are monetary in nature. Generally, changes in interest rates have a more significant impact on earnings of the Bank than inflation. Although influenced by inflation, changes in rates do not necessarily move in either the same magnitude or direction as changes in the price of goods and services. Inflation does impact the growth of total assets, creating a need to increase equity capital at a higher rate to maintain an adequate equity to assets ratio, which in turn reduces the amount of earnings available for cash dividends. Inflation for calendar year 2003 did not have a material impact on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information concerning quantitative and qualitative disclosures about market risk contained under the captions “Asset/Liability Management” and “Effect of Interest Rate Fluctuations” on pages 17 through 21 (inclusive) of the Bancorp’s Annual Report to Stockholders for the year ended December 31, 2003 is incorporated herein by reference and attached as Exhibit 13.1 to this Form 10-Q. Such Annual Report was previously filed as Exhibit 13.1 to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The Company’s Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 and the Company files reports with the SEC. These reports include, among others, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and securities transaction reports of directors, executive officers and certain other reporting persons on Forms 3, 4, and 5.

     The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Filings of the Company can also be obtained from the Company by contacting President Eric L. Eishen at Sturgis Bancorp, Inc., 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (269)651-9345 or through the Securities and Exchange Commission Edgar System at www.sec.gov. Copies of the Bank’s historical filings with the FDIC under the Securities Exchange Act of 1934 can be obtained from Sturgis Bank & Trust Company by contacting President Eric L. Eishen at Sturgis Bank & Trust Company, 113-125 E. Chicago Road, Sturgis, Michigan 49091, telephone number (269)651-9345 or, for a nominal fee from the FDIC at telephone number (202)898-8913 or fax number (202)898-3909.

     The Bank maintains a website at www.sturgisbank.com. On this site, a link is provided to SEC’s website that provides all filings of the Company. In this way, the Company makes available reports, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, securities transaction reports on Form 3, Form 4, and Form 5, and certain other reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings.

     CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls subsequent to the date the Company performed its evaluation.

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings other than the ordinary routine proceedings of Bancorp.

     ITEM 2. CHANGES IN SECURITIES

The information contained in the section captioned “Market Information” in the 2003 Annual Report to Stockholders is incorporated herein by reference and is attached as Exhibit 13.2 to this Form 10Q. Such Annual Report was previously filed as Exhibit 13.1 to Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003. In addition to the information incorporated by reference, the following table shows sales of unregistered securities by Bancorp since December 31, 2003.

Date of Sale	Number of Shares	Exercise Price	Name
01/19/2004	375	$10.50	Leonard L. Eishen
01/26/2004	375	$10.50	Raymond H. Dresser, Jr.

All of the foregoing sales were made pursuant to the exercise of stock options by officers, directors, or employees of the Company, which options were granted under benefit plans approved by a majority of shareholders present, in person or proxy, at an annual meeting of the shareholders of the Company. The sales of these securities were exempt from registration under Title 12, Code of Federal Regulations Section 563g.3(g). The exercises of these stock options were both timely reported in a Form 4 filed with the Securities and Exchange Commission pursuant to Section 16 of the Securities Exchange Act.

     ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibit Listing

Exhibit Number	Description
3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)

3.2	Bylaws of Sturgis Bancorp, Inc. (1)

10.1	Sturgis Federal Savings Bank Director Stock Option Plan

10.2	Sturgis Federal Savings Bank Employee Stock Option Plan

Exhibit Number	Description
10.4	Employment Agreement with Eric L. Eishen (2)

10.5	Employment Agreement with Brian P. Hoggatt (2)

10.6	Employment Agreement with Ronald W. Scheske (2)

10.7	Employment Agreement with Steven L. Gage (2)

10.8	Employment Agreement with Tracey L. Parker (2)

10.9	Employment Agreement with David E. Watters (2)

13.1	Excerpt from Annual Report to Stockholders

13.2	Excerpt from Annual Report to Stockholders

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Rule 13a-14(b) Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.

(2) Incorporated by reference from September 2003 Form 10-Q of Sturgis Bancorp, Inc.

(b) Reports on Form 8-K

During the first quarter of 2004, there were no reports filed on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURGIS BANCORP, INC.
(Registrant)

Date May 14, 2004	/s/ Eric L. Eishen

Eric L. Eishen, President
and Chief Executive Officer

Date May 14, 2004	/s/ Brian P. Hoggatt

Brian P. Hoggatt,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Director Stock Option Plan

10.2	Employee Stock Option Plan

13.1	Excerpt from Annual Report to Stockholders

13.2	Excerpt from Annual Report to Stockholders

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Rule 13a-14(b) Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.