Form 10-Q
period 2004-06-30
STURGIS BANCORP INC
filed 2004-08-12
CIK 1166362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429
Form 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

STURGIS BANCORP, INC.

(Exact name of registrant as specified in its charter)

MICHIGAN
(State of incorporation or organization)

0-49613 (Commission File No.)	38-3609814 (I.R.S. Employer Identification No.)

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
Yes [X] No [  ].

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2004
Common Stock, $1.00 par value	2,722,885

     Transitional Small Business Disclosure Format (check one); Yes [  ] No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

STURGIS BANCORP, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements:
Condensed Consolidated Statements of Financial Condition-June 30, 2004 and December 31, 2003.	4
Condensed Consolidated Statements of Income—Three Months Ended June 30, 2004 and 2003 (Unaudited).	5
Condensed Consolidated Statements of Income—Six Months Ended June 30, 2004 and 2003 (Unaudited).	6
Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2004 and 2003 (Unaudited).	7
Notes to Condensed Consolidated Financial Statements.	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3. Quantitative and Qualitative Disclosures about Market Risks.	40
Item 4. Controls and Procedures	40
Part II. Other Information
Item 1. Legal Proceedings	42
Item 2. Changes in Securities	42
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 6. Exhibits and Reports on Form 8-K	43
Signatures	45
Employment Agreement with Eric L. Eishen
Employment Agreement with Brian P. Hoggatt
Employment Agreement with Ronald W. Scheske
Employment Agreement with Steven L. Gage
Employment Agreement with Tracey L. Parker
Employment Agreement with David E. Watters
Excerpt from Annual Report to Stockholders
Excerpt from Annual Report to Stockholders
Rule 13a-14(a) Certification of Chief Executive Officer
Rule 13a-14(a) Certification of Chief Financial Officer
Rule 13a-14(b) Certification of the CEO Pursuant to Section 906
Rule 13a-14(b) Certification of the CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Throughout this Form 10-Q, Sturgis Bancorp, Inc. will be referred to as Bancorp and Sturgis Bank and Trust Company and its subsidiaries will be referred to as the Bank. Bancorp is a financial holding company under the Bank Holding Company Act of 1956, as amended. The Bank is a wholly owned subsidiary of Bancorp.

ITEM 1. FINANCIAL STATEMENTS

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$13,079,590	$10,184,272
Short-term interest-bearing deposits	508,437	311,029

Total cash and cash equivalents	13,588,027	10,495,301
Interest-bearing deposits in banks	12,367,726	15,339,462
Securities - Available-for-sale	18,514,060	4,026,250
Securities - Held-to-maturity	9,699,331	10,938,761
Federal Home Loan Bank stock, at cost	4,376,600	4,274,700
Loans held for sale	2,120,025	1,321,674
Loans, net	228,570,333	215,527,565
Real estate owned	391,330	749,899
Bank owned life insurance	6,762,408	6,628,534
Accrued interest receivable	1,537,313	1,591,414
Investment in limited partnership	1,160,101	1,192,077
Premises and equipment, net	6,300,863	6,488,123
Goodwill, net of accumulated amortization	5,109,419	5,109,419
Originated mortgage servicing rights	1,863,788	1,974,988
Other assets	1,765,137	1,679,426

Total assets	$314,126,461	$287,337,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts:
Noninterest-bearing	$19,421,011	$12,282,992
Interest-bearing	185,587,349	187,637,221
Borrowings from Federal Home Loan Bank	63,851,117	55,804,670
Repurchase agreements	15,000,000	—
Accrued interest payable	570,240	678,547
Other liabilities	1,456,375	1,775,812

Total liabilities	285,886,092	258,179,242
Stockholders’ equity:
Common stock	2,730,385	2,808,535
Additional paid-in capital	16,741,011	17,805,688
Accumulated other comprehensive income/(loss)	(59,412)	1,650
Retained earnings	8,828,385	8,542,478

Total stockholders’ equity	28,240,369	29,158,351

Total liabilities and stockholders’ equity	$314,126,461	$287,337,593

STURGIS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income
Loans	$3,261,181	$3,496,154
Investment securities:
Taxable	246,229	242,252
Tax-exempt	30,704	35,426
Dividends	73,590	148,671

Total interest income	3,611,704	3,922,503
Interest expense
Deposits	870,915	1,087,956
Borrowed funds	629,597	704,797

Total interest expense	1,500,512	1,792,753

Net interest income	2,111,192	2,129,750
Provision for loan losses	200,724	710,787

Net interest income after provision for loan losses	1,910,468	1,418,963
Noninterest income:
Service charges and other fees	402,515	362,697
Commission income	253,534	303,179
Mortgage banking activities	213,892	989,221
Trust fee income	108,635	126,949
Increase in cash surrender value of life insurance	66,297	76,486
Other income	(25,495)	24,060

Total noninterest income	1,019,378	1,882,592
Noninterest expenses:
Salaries and employee benefits	1,370,739	1,349,681
Office occupancy and equipment	301,024	342,780
Data processing expense	170,604	238,800
Professional fees and services	98,969	87,872
Other	447,160	506,969

Total noninterest expenses	2,388,496	2,526,102

Income before provision for federal income tax	541,350	775,453
Provision for federal income tax	145,537	217,394

Net income	$395,813	$558,059

Basic earnings per share	$0.14	$0.20
Diluted earnings per share	$0.14	$0.20
Dividends declared per share	$0.09	$0.09

STURGIS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income
Loans	$6,517,308	$7,173,411
Investment securities:
Taxable	448,399	511,060
Tax-exempt	62,431	70,696
Dividends	168,149	257,282

Total interest income	7,196,287	8,012,449
Interest expense
Deposits	1,777,845	2,244,890
Borrowed funds	1,265,292	1,453,595

Total interest expense	3,043,137	3,698,485

Net interest income	4,153,150	4,313,964
Provision for loan losses	449,441	1,029,476

Net interest income after provision for loan losses	3,703,709	3,284,488
Noninterest income:
Service charges and other fees	803,045	714,643
Commission income	553,700	542,142
Mortgage banking activities	437,411	1,723,700
Trust fee income	231,105	247,781
Increase in cash surrender value of life insurance	133,874	152,058
Other income	13,744	24,809

Total noninterest income	2,172,879	3,405,133
Noninterest expenses:
Salaries and employee benefits	2,747,839	2,522,701
Office occupancy and equipment	603,032	675,888
Data processing expense	340,073	444,113
Professional fees and services	228,314	185,949
Other	871,738	987,727

Total noninterest expenses	4,790,996	4,816,378

Income before provision for federal income tax	1,085,592	1,873,243
Provision for federal income tax	294,013	550,209

Net income	$791,579	$1,323,034

Basic earnings per share	$0.28	$0.47
Diluted earnings per share	$0.28	$0.47
Dividends declared per share	$0.18	$0.17

STURGIS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income	$791,579	$1,323,034
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	262,271	318,673
Amortization of intangibles	341,278	572,431
Provision for loan losses	449,441	1,029,476
Deferred income tax expense (benefit)	(2,901)	29,166
Premiums and discounts on investment securities	46,061	47,678
Gain on sale of loans	(245,702)	(1,043,880)
Loss (gain) on sale of real estate owned	11,156	(22,629)
Proceeds from the sale of loans held for sale	21,775,302	81,567,684
Loans originated for sale	(22,327,951)	(82,067,381)
Loss of equity in limited partnership	31,976	15,600
Increase in cash value of bank owned life insurance	(133,874)	(152,058)
Stock dividend from Federal Home Loan Bank stock	(101,900)	(54,500)
Changes in assets and liabilities:
Increase in accrued interest and other assets	(261,688)	(1,132,513)
Decrease (increase) in accrued interest and other liabilities	(391,280)	192,447

Net cash provided by operating activities	243,768	623,228
Cash Flows from Investing Activities
Net decrease in interest-bearing deposits in banks	2,971,736	4,291,818
Proceeds from maturities of securities held-to-maturity	380,000	325,000
Principal reductions of mortgage-backed securities	1,233,041	607,955
Purchase of securities available-for-sale	(15,000,000)	(9,083,004)
Purchase of investment in limited partnership	—	(1,050,000)
Net (increase) decrease in loans	(13,835,357)	6,673,910
Proceeds from sale of real estate owned	690,561	627,564
Proceeds from sale of premises and equipment	1,547	—
Purchases of premises and equipment	(77,698)	(523,586)

Net cash (used in) provided by investing activities	(23,636,170)	1,869,657
Cash Flows from Financing Activities
Net increase in demand and savings account deposits	7,753,371	10,500,059
Net decrease in certificates of deposits	(2,665,224)	(7,567,363)
Repayment of FHLB advances	(8,901,387)	(10,349,373)
Proceeds from FHLB advances	16,947,834	4,174,061
Proceeds from repurchase agreements	15,000,000	—
Dividends paid	(505,671)	(477,451)
Exercise of stock options	7,875	81,000
Stock redemption	(1,151,670)	—

Net cash provided by (used in) financing activities	26,485,128	(3,639,067)

Net increase (decrease) in Cash and Cash Equivalents	3,092,726	(1,146,182)
Cash and Cash Equivalents - Beginning of Period	10,495,301	13,071,284

Cash and Cash Equivalents - End of Period	$13,588,027	$11,925,102

STURGIS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A: FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Nature of Operations – The Bank operates predominately in the south-western portion of Michigan’s lower peninsula. Its primary services include accepting deposits, making commercial and mortgage loans, engaging in mortgage banking activities, and providing trust and investment brokerage advisory services.

Segment Reporting – While management monitors the revenue streams of various products and services offered, operations are managed and financial performance is evaluated on a Bancorp-wide basis. Accordingly, all of Bancorp’s operations are considered by management to be aggregated in one reportable operating segment.

Significant Group Concentrations of Credit Risk – Most of the Bank’s activities are with customers located within Michigan. The Bank’s loan portfolio is concentrated in residential first-mortgage and commercial mortgage loans. The Bank does not have any significant concentrations to any one industry or customer.

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

Federal Home Loan Bank Stock – The Bank’s minimum investment in the stock of the Federal Home Loan Bank of Indianapolis (FHLB) is an amount equal to at least one percent of the unpaid principal balances of the Bank’s residential mortgage loans or 0.3 percent of its total assets, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value and are recorded at cost.

Loans Held for Sale – Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Loans – The Bank grants mortgage, commercial, and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

A loan is considered impaired, based on current information and events, when it is probable that the Bank will be unable to collect the scheduled payments of principal or interest in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the known circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the collateral value and total amount owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Servicing – Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The Bank carried a valuation allowance associated with capitalized servicing rights of approximately $25,659 at June 30, 2004 and $22,274 at December 31, 2003.

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

Goodwill and Intangible Assets – Effective January 1, 2002, Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 142. Goodwill and Other Intangible Assets, which changes Bancorp’s accounting for goodwill and other intangible assets acquired in a business combination. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. However, such assets are tested for impairment at adoption of SFAS 142 and at least annually thereafter. No impairment loss was recognized upon the adoption of SFAS 142, at June 30, 2004 or December 31, 2003.

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

Earnings per common share have been computed based on the following:

	Three Months June 30,
	2004	2003
Net income	$395,813	$558,059
Weighted average number of common shares outstanding	2,791,785	2,808,535
Effect of dilutive options	5,010	2,239
Weighted average number of common shares outstanding used to calculate diluted earnings per share	2,796,795	2,810,774

	Six Months June 30,
	2004	2003
Net income	$791,579	$1,323,034
Weighted average number of common shares outstanding	2,800,198	2,808,387
Effect of dilutive options	5,159	1,657
Weighted average number of common shares outstanding used to calculate diluted earnings per share	2,805,357	2,810,044

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

	Six Months Ended
	June 30,
	2004	2003
Supplemental cash flow information:
Cash paid during the periods for:
Interest	$3,151,444	$4,322,707
Income taxes	215,000	690,000
Noncash investing and financing activities:
Loans transferred to real estate owned	343,148	325,668

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

Bancorp’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Six Month Periods Ended June 30,
	2004	2003
	(Unaudited)
Net income, as reported	$791,579	$1,323,034
Deduct: Total stock-based compensation expense determined under fair value methods for all awards	—	(7,310)

Proforma net income	$791,579	$1,315,724

Reported income per common share:
Basic	$0.28	$0.47
Diluted	0.28	0.47
Proforma income per common share:
Basic	0.28	0.47
Diluted	0.28	0.47

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

     Note C: LOANS RECEIVABLE, NET.

A summary of the balances of loans follows:

	June 30,	December 31,
	2004	2003
	(Unaudited)
Mortgage loans on real estate:
Residential 1-4 family	$123,643,998	$118,704,063
Commercial	75,476,263	66,409,463
Construction – Residential	9,795,992	10,174,106
Construction – Commercial	4,374,500	4,891,400

	213,290,753	200,179,032
Commercial nonmortgage loans	13,499,708	14,784,475
Consumer and installment loans:
Consumer and installment	8,196,816	8,324,967
Other	994,136	1,129,623

	9,190,952	9,454,590

Subtotal	235,981,413	224,418,097
Less:
Allowance for loan losses	2,484,401	2,294,157
Unearned interest	22,793	18,262
Undisbursed portion of loans in process – Residential	3,550,854	3,757,494
Undisbursed portion of loans in process – Commercial	1,663,547	3,138,158

Subtotal	228,259,818	215,210,026
Add:
Deferred loan origination and other fees	310,515	317,539

Loans, net	$228,570,333	$215,527,565

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note D: DEPOSITS.

Interest-bearing deposits are summarized as follows:

	June 30,	December 31,
	2004	2003
	(Unaudited)
Savings deposits	$46,532,889	$43,604,746
NOW accounts	55,221,790	57,534,598
Time:
$100,000 and over	28,975,834	29,440,282
Under $100,000	54,856,836	57,057,595

Total interest-bearing deposits	$185,587,349	$187,637,221

Note E: BORROWED FUNDS.

Bancorp had $63.9 million and $55.8 million in borrowed funds from Federal Home Loan Bank of Indianapolis (“FHLB”) at June 30, 2004 and December 31, 2003, respectively. Interest rates range from 1.56% to 7.34% with maturities ranging from August 2004 to February 2012. Borrowed funds from FHLB are collateralized by FHLB stock and all non-employee residential and commercial mortgage loans.

Bancorp had $15.0 million in borrowed funds from Citigroup Global Markets Inc. (“Citigroup”) at June 30, 2004 and none at December 31, 2003. Interest rates are 1.26% and 3.48% with maturities in August 2004 and May 2007. Borrowed funds from Citigroup are collateralized by certain mortgage-backed securities.

Annual principal payments of borrowed funds are as follows:

Twelve Months Ending		Weighted
June 30,	Amount	Rate
2005	$27,005,045	1.99%
2006	3,346,072	5.70%
2007	7,500,000	3.48%
2008	10,000,000	5.50%
2009	—	—
2010 and thereafter	31,000,000	4.51%

Total	$78,851,117	3.72%

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Concluded.

Note F: CASH DIVIDENDS

Bancorp paid a cash dividend of $.09 per share on its issued and outstanding common stock on March 15, 2004 to shareholders of record February 13, 2004. Total dividends paid on March 15, 2004 were $252,836.

Bancorp paid a cash dividend of $.09 per share on its issued and outstanding common stock on June 15, 2004 to shareholders of record May 14, 2004. Total dividends paid on June 15, 2004 were $252,836.

Note G: EMPLOYEE BENEFIT PLANS

The Bank has a Defined Contribution Plan/401(k). The plan permits eligible employees to contribute a percentage of their compensation with the Bank contributing 25% of the employee’s pre-tax contribution, not to exceed 10% of the employee’s total compensation, as defined in the agreement. The plan also permits the Bank to make additional discretionary contributions, although the Bank has not historically exceeded the 25% match described herein.

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

Allowance for loan losses - Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council (“FFIEC”), and the joint policy statement on the allowance for loan losses methodologies issued by the FFIEC. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other factors. However, there is still a degree of subjectivity when formulating the level of the allowance for loan losses and historical trends may not be indicative of future levels provided to the reserve account.

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

Originated mortgage servicing rights (“OMSR”) – Bancorp records the original “OMSR” based on market data. The OMSR is amortized into non-interest income in proportion to the period of the estimated future net servicing income of the underlying financial asset. Additionally, an independent third party valuation is performed to determine potential impairment of the OMSR as a result of changes in interest rates and expected future loan repayment speeds. Significant changes in interest rates or repayment speeds could have a significant impact on the carrying value of mortgage servicing assets.

Deferred income tax assets – Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Goodwill and Intangible Assets – Bancorp had $5.1 million of goodwill at June 30, 2004 and December 31, 2003. Effective January 1, 2002, Bancorp adopted Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which changes Bancorp’s accounting for goodwill and other intangible assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives, such as Bancorp’s goodwill, are not amortized. However, such assets are tested for impairment annually after adoption of SFAS 142.

Results of Operations

     Bancorp reported net income of $395,813 and $558,059 for the three months ended June 30, 2004 and 2003, respectively. Basic earnings per share was $0.14 and $0.20 for the three months ended June 30, 2004 and 2003, respectively. The decrease in net income from 2003 to 2004 was primarily due to reductions in mortgage banking activities.

     Bancorp reported net income of $791,579 and $1,323,034 for the six months ended June 30, 2004 and 2003, respectively. Basic earnings per share was $0.28 and $0.47 for the six months ended June 30, 2004 and 2003, respectively. The decrease in net income from 2003 to 2004 was primarily due to reductions in mortgage banking activities.

Interest Income

     Three months ended June 30, 2004 compared to three months ended June 30, 2003. Interest income decreased $310,799 to $3.6 million from $3.9 million. This decrease is primarily due to the decreases in interest rates. The average interest rate earned on loans decreased to 5.73% in 2004 from 6.60% in 2003. This decrease in the average interest rate earned is primarily due to adjustable rate loans repricing lower through 2003. The remaining $75,826 decrease in interest income is due primarily to a reduction in mutual fund investments. Management believes the expansion of commercial lending will lead to an improved interest margin when rates increase. Most commercial credits are priced on a variable basis and the expansion of commercial deposit accounts, which are non-interest bearing, will help to reduce the cost of funding. The average yield on interest-earning assets decreased to 5.45% in 2004 from 6.09% in 2003. This is primarily due to changes in the composition of interest-earning assets and lower yields as interest-earning assets repriced through 2003.

     Six months ended June 30, 2004 compared to six months ended June 30, 2003. Interest income decreased $816,162 to $7.2 million from $8.0 million. This decrease is primarily due to the decreases in interest rates. The average interest rate earned on loans decreased to 5.82% in 2004 from 6.76% in 2003. This decrease in the average interest rate earned is primarily due to adjustable rate loans repricing lower through 2003. The remaining $160,059 decrease in interest income is primarily due to a reduction of mutual fund investments. Management believes the expansion of commercial lending will lead to an improved interest margin when rates increase. Most commercial credits are priced on a variable basis and the expansion of commercial deposit accounts, which are non-interest bearing, will help to reduce the cost of funding. The average yield on interest-earning assets decreased to 5.54% in 2004 from 6.21% in 2003. This is primarily due to changes in the composition of interest-earning assets and lower yields as interest-earning assets repriced through 2003.

Interest Expense

     Three months ended June 30, 2004 compared to three months ended June 30, 2003. Interest expense decreased $292,241 to $1.5 million in 2004 from $1.8 million in 2003. This was primarily due to the decrease in average deposits to $193.0 million in 2004 from $194.1 million in 2003 and a reduction in the average interest rate paid on deposits to 1.81% in 2004 from 2.25% in 2003. The rate paid on average interest-bearing liabilities decreased to 2.37% in 2004 from 2.89% in 2003.

     Six months ended June 30, 2004 compared to six months ended June 30, 2003. Interest expense decreased $655,348 to $3.0 million in 2004 from $3.7 million in 2003. This was primarily due to the decrease in average deposits to $193.0 million in 2004 from $194.8 million in 2003 and a reduction in the average interest rate paid on deposits to 1.85% in 2004 from 2.32% in 2003. The rate paid on average interest-bearing liabilities decreased to 2.44% in 2004 from 2.96% in 2003.

Net Interest Income

     Three months ended June 30, 2004 compared to three months ended June 30, 2003. Net interest income for the three months ended June 30, 2004 was $2.111 million compared to $2.130 million for the three months ended June 30, 2003, a decrease of $18,558 or 0.9%. The Bank’s net interest margin decreased to 3.19% in 2004 from 3.31% in 2003. Although market rates remained relatively stable during 2003, loans and investments continued to reprice lower in accordance with their contractual repricing frequency to a weighted average yield of 5.73% in 2004, compared to 6.60% in 2003. Rates paid on interest-bearing liabilities decreased to 2.37% for 2004 from 2.89% for 2003. The Bank is positioned to increase interest income when interest rates increase. The decrease in interest expense was smaller than the decrease in interest income, due to the Bank’s positive interest rate gap. The positive gap position will continue to have a negative impact on net interest income until market rates begin to increase. Management believes the current low rate environment is not the appropriate time to change its interest rate position. If the Bank changed its interest rate position and rates go up, the Bank would not realize the benefit of the positive interest rate gap. The funding costs of interest-bearing liabilities will continue to decrease in the current low rate environment, although the decreased cost will likely not match the larger decrease expected in loan rates in the current rate environment. Management expects interest rates to gradually increase through the remainder of 2004 and 2005.

     Six months ended June 30, 2004 compared to six months ended June 30, 2003. Net interest income for the six months ended June 30, 2004 was $4.2 million compared to $4.3 million for the six months ended March 30, 2003, a decrease of $160,814 or 3.7%. This decrease was caused primarily by a decrease in the Bank’s net margin, which offset the increase in average interest-earning assets. The Bank’s net interest margin decreased to 3.20% in 2004 from 3.34% in 2003. Although market rates remained relatively stable during 2003, loans and investments continued to reprice lower in accordance with their contractual repricing frequency to a weighted average yield of 5.82% in 2004, compared to 6.76% in 2003. Rates paid on interest-bearing liabilities decreased to 2.44% for 2004 from 2.96% for 2003. The Bank is positioned to increase interest income when interest rates increase. The decrease in interest expense was smaller than the decrease in interest income, due to the Bank’s positive interest rate gap. The positive gap position will continue to have a negative impact on net interest income until market rates begin to increase. Management believes the current low rate environment is not the appropriate time to change its interest rate position. If the Bank changed its interest rate position and rates go up, the Bank would not realize the benefit of the positive interest rate gap. The funding costs of interest-bearing liabilities will continue to decrease in the current low rate environment, although the decreased cost will likely not match the larger decrease expected in loan rates in the current rate environment.

     Average Balances, Interest Rates and Yields. Net interest income is affected by the difference (“interest rate spread”) between rates of interest earned on interest-

earning assets and rates of interest paid on interest-bearing liabilities and the relative amounts of interest-bearing liabilities and interest-earning assets. When the total of interest-earning assets approximates or exceeds the total of interest-bearing liabilities, any positive interest rate spread will generate net interest income. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution’s net interest income is its “net yield on interest-earning assets” or “net interest margin,” which is net interest income divided by average interest-earning assets. For the three months ended June 30, there was a decrease in the net interest margin to 3.19% in 2004 from 3.31% in 2003 demonstrates the effect of the Bank’s positive gap position. For the six months ended June 30, there was a decrease in the net interest margin to 3.20% in 2004 from 3.34% in 2003 demonstrates the effect of the Bank’s positive gap position. A positive gap means that interest-bearing assets are repricing at a faster pace than interest-bearing liabilities. Management has anticipated an increase in rates and resisted the temptation of placing long-term, fixed rate, assets on the balance sheet. This mitigation of interest rate risk has sacrificed short-term earnings under the current interest rate environment, but has placed the institution in a more favorable position when rates rise. The most significant risk to this business strategy is that rates do not ultimately rise as expected. Management does not believe this scenario is likely in the long-term. Management expects interest rates to gradually increase through the remainder of 2004 and 2005.

	Average Balances and Interest Rates
	Three Months Ended June 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-Earning Assets:
Loans (1)	$227,108,930	$3,236,300	5.73%	$212,427,546	$3,496,154	6.60%
Mortgage-backed securities	17,368,553	204,512	4.74%	8,457,384	67,754	3.21%
Investment securities (2)	7,356,233	104,200	5.70%	16,650,429	190,659	4.59%
Interest-bearing deposits	14,501,919	66,692	1.85%	20,765,540	167,936	3.24%

Total interest-earning assets	$266,335,635	$3,611,704	5.45%	$258,300,899	$3,922,503	6.09%

Interest-Bearing Liabilities:
Deposits	$193,017,363	$870,915	1.81%	$194,069,838	$1,087,956	2.25%
Borrowed funds	61,583,688	629,597	4.11%	55,156,557	704797	5.13%

Total interest-bearing liabilities	$254,601,051	$1,500,512	2.37%	$249,226,395	$1,792,753	2.89%

Net interest income		$2,111,192			$2,129,750

Interest rate spread			3.08%			3.21%

Net interest-earning assets	$11,734,584			$9,074,504

Net interest margin			3.19%			3.31%

(1)	Interest on loans includes fees. Nonaccrual loans and loans held for sale have been included in the average balances of loans.

(2)	Yield on investment securities is reported on an actual and not a tax equivalent basis

	Average Balances and Interest Rates
	Six Months Ended June 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-Earning Assets:
Loans (1)	$223,349,712	$6,469,220	5.82%	$214,047,253	$7,173,411	6.76%
Mortgage-backed securities	14,506,578	357,595	4.96%	8,652,536	139,865	3.26%
Investment securities (2)	7,439,025	230,435	6.23%	15,198,490	341,103	4.53%
Interest-bearing deposits	15,934,051	139,037	1.76%	22,447,003	358,070	3.22%

Total interest-earning assets	$261,229,366	$7,196,287	5.54%	$260,345,282	$8,012,449	6.21%

Interest-Bearing Liabilities:
Deposits	$193,013,137	$1,777,845	1.85%	$194,783,806	$2,244,850	2.32%
Borrowed funds	57,467,759	1,265,292	4.43%	57,157,922	1,453,595	5.13%

Total interest-bearing liabilities	$250,480,896	$3,043,137	2.44%	$251,941,728	$3,698,485	2.96%

Net interest income		$4,153,150			$4,313,964

Interest rate spread			3.10%			3.25%

Net interest-earning assets	$10,748,470			$8,403,554

Net interest margin			3.20%			3.34%

(1)	Interest on loans includes fees. Nonaccrual loans and loans held for sale have been included in the average balances of loans.

(2)	Yield on investment securities is reported on an actual and not a tax equivalent basis

Provision for Loan Losses

     Three months ended June 30, 2004 compared to three months ended June 30, 2003. The provision for loan losses was $200,724 for the three months ended June 30, 2004 and $710,787 for the three months ended June 30, 2003, a decrease of $510,063. The decrease is primarily due to a single commercial relationship for which the Bank provided reserves of $630,000 in the second quarter of 2003. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and economic conditions. Loans charged off during the second quarter of 2004, net of recoveries, were $101,336, compared to $61,580 during the second quarter of 2003.

     Six months ended June 30, 2004 compared to six months ended June 30, 2003. The provision for loan losses was $449,441 for the six months ended June 30, 2004 and $1.0 million for the six months ended June 30, 2003, a decrease of $580,035. The decrease is primarily due to a single commercial relationship for which the Bank provided reserves of $630,000 in the second quarter of 2003. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and economic conditions. Loans charged off during the first six months of 2004, net of recoveries, were $259,248, compared to $268,494 during the first six months of 2003.

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

     The allowance for loan losses as a percentage of total loans has decreased to 1.05% at June 30, 2004, compared to 1.27% at June 30, 2003. This decrease is due to the improvement of a commercial relationship, for which the Bank had provided $613,000 in the first six months of 2003. Management monitors the Bank’s increasing exposure to commercial lending and economic developments in the Bank’s primary market area (Sturgis, Michigan), among other factors, in determining appropriate provisions to the allowance for loan losses. Because of the Bank’s continuing growth in commercial loans, the Bank expects to continue funding the allowance for loan losses due to higher risks related to commercial lending.

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

Noninterest Income

     Three months ended June 30, 2004 compared to three months ended June 30, 2003. Noninterest income was $1.0 million for the three months ended June 30, 2004 compared to $1.9 million for the three months ended June 30, 2003, a decrease of $863,214. The primary component of this decrease was noninterest income from mortgage banking activities. The decrease in mortgage banking activities was due to the decrease in loan sales during 2004 compared to 2003. For the three months ended June 30, 2003, loan sales were very strong, due to residential loans refinanced and sold. This refinance activity was driven by the historically low levels of interest rates available on long-term fixed rate mortgages. Most consumers qualifying to refinance took advantage of the low rates during 2003 and are not likely to refinance again in 2004. Management expects mortgage banking activity will be dominated primarily by purchases and sales, rather than refinances, during 2004. Proceeds from sale of loans decreased to $11.2 million in the second quarter of 2004 from $45.6 million in the second quarter of 2003. Service charges and other fees increased to $402,515 in the second quarter of 2004 from $362,697 in the second quarter of 2003, primarily due to an increase in the insufficient funds fee to $25 per item from $20 per item, which became effective on February 1, 2004. Brokerage commissions and trust fee income are influenced by the U.S. economy and stock market values. Brokerage commission income decreased to $253,534 in the second quarter of 2004 from $303,179 in the second quarter of 2003. Brokerage commission income was 24.9% of non-interest income for the second quarter of 2004 and will continue to be a large component of noninterest income.

     Six months ended June 30, 2004 compared to six months ended June 30, 2003. Noninterest income was $2.2 million for the six months ended June 30, 2004 compared to $3.4 million for the six months ended June 30, 2003, a decrease of $1.2 million. The primary component of this decrease was noninterest income from mortgage banking activities. The decrease in mortgage banking activities was due to the decrease in loan sales during 2004 compared to 2003. For the six months ended June 30, 2003, loan sales were very strong, due to residential loans refinanced and sold. This refinance activity was driven by the historically low levels of interest rates available on long-term fixed rate mortgages. Most consumers qualifying to refinance took advantage of the low rates during 2003 and are not likely to refinance again in 2004. Management expects mortgage banking activity will be dominated primarily by purchases and sales, rather than refinances, during 2004. Proceeds from sale of loans decreased to $21.8 million in the first six months of 2004 from $81.6 million in the first six months of 2003. Service charges and other fees increased to $803,045 in the first six months of 2004 from $714,643 in the first six months of 2003, primarily due to an increase in the insufficient funds fee to $25 per item from $20 per item, which became effective on February 1, 2004. Brokerage commission income increased to $553,700 in the first six months of 2004 from $542,142 in the first six months of 2003. Brokerage commission income was 25.5% of non-interest income for the first six months of 2004 and will continue to be a large component of noninterest income.

Noninterest Expense

     Three months ended June 30, 2004 compared to three months ended June 30, 2003. Noninterest expense was $2.4 million in the second quarter of 2004, compared to $2.5 million in the second quarter of 2003, a decrease of $137,606. The largest component of noninterest expense is salaries and employee benefits. Salaries and employee benefits increased $21,058 to $1.4 million from $1.3 million for the quarters ended June 30, 2004 and 2003, respectively. This increase in salaries and employee benefits is primarily due to lower deferral of loan origination costs. Loan origination costs deferred in the second quarter of 2004 were $169,138, compared to $289,838 in the second quarter of 2003. The decrease in loan origination costs deferred was due to the reduction in the number of loans originated in the second quarter of 2004 compared to the second quarter of 2003. Salary adjustments for 2004 became effective in January 2004. The largest component of the decrease in noninterest expense was data processing expense, which decreased to $170,604 from $238,800 for the quarters ended June 30, 2004 and 2003, respectively. This decrease in data processing expense is the result the conversion to a different servicer in the first quarter of 2003. At June 30, 2004, goodwill was not impaired and Management does not anticipate impairment in the year ending December 31, 2004. Management actively minimizes noninterest expense, although certain noninterest expenses are outside of Management’s direct control. Management expects salaries and employee benefits to increase by 3-5% annually.

     Six months ended June 30, 2004 compared to six months ended June 30, 2003. Noninterest expense was $4.8 million in the first six months of 2004, compared to $4.8 million in the first six months of 2003, a decrease of $25,382. The largest component of noninterest expense was salaries and employee benefits, which increased $225,138 to $2.7 million from $2.5 million in the six months ended June 30, 2004 and 2003, respectively. This increase in salaries and employee benefits is primarily due to lower deferral of loan origination costs. Loan origination costs deferred in the first six months of 2004 were $295,501, compared to $570,726 in the first six months of 2003. The decrease in loan origination costs deferred was due to the reduction in the number of loans originated in the first six months of 2004 compared to the first six months of 2003. Other changes in salaries and employee benefits are primarily due to salary adjustments and increases in the cost of employer-provided medical insurance. Salary adjustments were the result of staffing changes and cost of living increases which took effect January 2004. Additional staffing was added in 2003 to meet the increasing sophistication of the Bank’s operations. The increase in sophistication relates primarily to commercial lending operations and the Bank’s wholly owned subsidiary, Oakleaf Financial. The expansion into these areas was undertaken to diversify operations and reduce the Bank’s reliance on mortgage banking activities for non-interest income. Management believes that fee income produced by Oakleaf Financial will help to stabilize non-interest income from operations. To offset the increase in health insurance premiums for employees, the Bank instituted a premium sharing program in August 2003. Data processing expense decreased $104,040, due to expenses incurred converting to a different servicer in the first quarter of 2003. At June 30, 2004, goodwill was not impaired and Management does not anticipate impairment in the year ending December 31, 2004. Management actively minimizes noninterest expense, although certain noninterest expenses are outside of Management’s direct control. Management expects salaries and employee benefits to increase by 3-5% annually.

Cash Flows

     Operating. Cash flows from operating activities are most significantly affected by net income and mortgage banking activities. Net income was $791,579 and $1,323,034 for the six months ended June 30, 2004 and 2003, respectively. Gain on sale of loans was $245,702 and $1,043,880 for the six months ended June 30, 2004 and 2003, respectively. Loans originated for sale and proceeds from the sale of loans also decreased due to the historically low mortgage loan rates in 2003. Loans originated for sale were $22.3 million and $82.1 million for the six months ended June 30, 2004 and 2003, respectively. Proceeds from sales of loans were $21.8 million and $81.6 million for the six months ended June 30, 2004 and 2003, respectively. Because the Bank generally has a policy of selling long-term fixed rate mortgage loans, the volume of loan sales varies with customer demand for these loans. Affecting cash flows from operating activities are the add-backs of non-cash expenses, which include the provision for loan losses, depreciation, amortization of mortgage servicing rights and changes in other assets and liabilities.

     Investing. Cash flows from investing activities are most significantly affected by loans made to customers net of principal payments, changes in the Bank’s investment portfolio, and increases in interest-bearing deposits in banks. For the six months ended June 30, 2004 there was a net increase in loans of $13.8 million, primarily commercial mortgages. Investment purchases and maturities also affect cash flows from investing activities. The Bank’s management maintains investments at levels that balance returns with various risks. The Bank decreased its holdings of interest-bearing deposits in banks by $3.0 million and $4.3 million in the six months ended June 30, 2004 and 2003, respectively. The Bank increased investment in securities available-for-sale by $15.0 million and $9.1 million in the six months ended June 30, 2004 and 2003, respectively. Management seeks to use loans as its primary investment option. But in the absence of attractive loan opportunities or to further leverage the Bank’s capital, the Bank may pursue additional investment alternatives. Considerations for investment decisions include interest rate risk, liquidity needs, liquidity risk, prepayment risk and credit risk.

     Financing. Cash flows from financing activities are mostly affected by changes in deposits and borrowed funds. Deposits increased $5.1 million and $2.9 million for the six months ended June 30, 2004 and 2003, respectively. Certificates of deposit with balances greater than or equal to $100,000 (commonly referred to as jumbo certificates), which normally carry greater interest rate sensitivity, decreased to $29.0 million at June 30, 2004 from $29.4 million at December 31, 2003. The Bank views jumbo certificates of deposit as a source of liquidity. Transaction savings accounts and checking accounts increased $615,335 to $101.8 million at June 30, 2004 from $101.1 million at December 31, 2003. Transaction savings accounts and checking accounts represent 49.63% of deposits at June 30, 2004, compared to 50.59% of deposits at December 31, 2003. Bank management is actively attempting to retain and increase these core deposit account relationships. The transaction savings accounts and checking accounts provide relatively inexpensive funding for future growth, compared to alternative certificates of deposit and other borrowings at higher interest rates. The Bank uses FHLB advances and repurchase agreements for financing its operating and investing activities. The FHLB advances increased $6.0 million in the six months ended June 30, 2004 and decreased $6.2 million in the six months ended June 30, 2003. FHLB advances are secured by Bank assets. The primary asset used by the FHLB is loans secured by real estate. The Bank may pledge specific loans or categories of loans for advance purposes. This poses risk to the Bank and stockholders, in the fact these assets may become less liquid or subject to set-off. The borrowing base of the Bank is calculated by the FHLB, based substantially on mortgage loans outstanding. If the Bank’s mortgage loan portfolio diminishes, it can impact the Bank’s ability to utilize the FHLB as a source of funding and liquidity. The Bank also entered repurchase agreements for $15.0 million in the first six months of 2004. The repurchase agreements are collateralized by mortgage-backed securities with a market value at June 30, 2004 of $18.5 million. Bancorp redeemed $1.2 million of its common stock in open market transactions. The Bank will continue to use jumbo certificates of deposit, FHLB advances and repurchase agreements to supplement core deposits as its preferred source of funds.

Financial Condition

     General. The Bank’s total assets at June 30, 2004 were $314.1 million, compared to $287.3 million at December 31, 2003, an increase of $26.8 million or 9.32%. Most of the growth in total assets is in securities available for sale and commercial real estate loans. The Bank continued to sell long-term, fixed rate, residential mortgage loans. Management did not believe retaining these loans in portfolio was prudent asset management, during a time of historically low interest rates. The Bank maintained its disciplined approach to managing interest rate risk.

     Loans. The Bank’s net loans increased to $228.6 million at June 30, 2004 from $215.5 million at December 31, 2003. This increase was primarily due to new commercial real estate loans. Many consumers elected to refinance their adjustable-rate mortgage loans and consumer debt into fixed rate mortgages during 2003 to take advantage of historically low interest rates. In addition to reducing net interest income, the refinance activity resulted in fewer residential loans in the Bank’s portfolio. The Bank sells long-term, fixed rate, residential mortgages in the secondary market. Historically, the major buyer of these loans has been the Federal Home Loan Mortgage Corporation (FHLMC). In 2003 the Bank entered into an arrangement to sell loans to Federal Home Loan Bank of Indianapolis (FHLBI). This relationship provides an alternative buyer for Bank loans and management believes this relationship may provide a higher profit margin on loans sold. Because the refinance activity slowed during the first six months of 2004, residential mortgages increased to $123.6 million at June 30, 2004, compared to $118.7 million at December 31, 2003. Commercial mortgage loans increased to $75.5 million, or 32.0% of gross loans, at June 30, 2004 from $66.4 million, or 29.6% of gross loans, at December 31, 2003. The demand for fixed-rate mortgage loans in 2003 was higher due to historically low interest rates during the period. The proceeds from sales of loans (primarily fixed-rate, residential mortgages) were $21.8 million and $81.6 million for the first six months of 2004 and 2003, respectively. The mortgage loans originated for sale ($22.3 million during the first six months of 2004 and $82.1 million during the first six months of 2003) were primarily funded by the secondary mortgage market sales. The decision to sell fixed-rate mortgages with original maturities of 10-years or greater protects the Bank from the interest rate risk inherent in holding these longer term, fixed-rate loans and provides a source of liquidity to fund loan demand. An increase in market interest rates will continue to decelerate the pace of refinance activity in the residential loan portfolio, as the Bank intends to continue focusing its efforts on growing commercial loans.

     At June 30, 2004, outstanding loan commitments were $4.3 million and $32.8 million on fixed and variable-rate loans, respectively. Of these loan commitments, Management expects $6.9 million to be disbursed for new loans during the next six months. The additional loan commitments are unused lines of credit, which may be drawn at any time by the borrower. These loan commitments will be funded by interest-bearing deposits, maturing assets, and additional borrowings, if needed.

     Loans serviced for others decreased by $2.0 million to $214.9 million at June 30, 2004 from $217.0 million at December 31, 2003. This servicing portfolio consists of loans originated by the Bank and sold in the secondary mortgage market with servicing retained by the Bank. Management believes this provides the Bank with a competitive advantage in its market. The retention of servicing requires the Bank to keep a higher staffing level than if the servicing is sold. But many consumers have discovered the difficulties encountered when loan servicing is sold. The retention of servicing also allows the Bank to cross-sell other banking products and services to these customers. The value of the right to service is appraised quarterly and any temporary impairment of the value of servicing rights is recognized quarterly. The originated mortgage servicing rights asset had a valuation allowance at June 30, 2004 of $25,659. This allowance was established to recognize the measured impairment of the asset. The Bank will continue to monitor the valuation of the servicing rights asset. If subsequent analysis shows changes in the appraised impairment, the valuation allowance will be adjusted to match the impairment. Management expects the value of servicing will increase as interest rates rise. Generally, consumers are less inclined to refinance a lower-than-market fixed rate mortgage when rates increase. If this logic prevails, the value of servicing should increase due to the expected increase in duration of the underlying cash flows.

     Bancorp has no purchased mortgage servicing portfolio.

     The following table provides an analysis of the allowance for loan losses:

	Six Months Ended		Year Ended
	June 30,		December, 31,
	2004	2003	2003	2002	2001
Balance at the beginning of the period	$2,294,157	$1,920,037	$1,920,037	$1,300,000	$803,744
Charge-offs:
Residential mortgages	78,761	102,923	112,873	448,217	226,230
Commercial mortgages	184,784	91,507	128,959	121,053	42,900
Construction loans - residential	—	—	—	—	—
Construction loans - commercial	—	—	—	—	—
Commercial nonmortgage loans	—	43,121	121,566	130,718	175,675
Loans secured by deposits	—	—	—	—	—
Other consumer and installment loans	78,914	59,362	142,776	250,118	162,412

Total charge-offs	342,459	296,913	516,174	950,106	607,217
Recoveries
Residential mortgages	15,144	640	10,185	—	21,344
Commercial mortgages	3,267	636	5,230	2,966	—
Construction loans - residential	—	—	—	—	—
Construction loans - commercial	—	—	—	—	—
Commercial nonmortgage loans	7,571	—	—	16,548	3,021
Loans secured by deposits	—	—	—	—	—
Other consumer and installment loans	57,280	27,143	55,170	55,713	22,914

Total recoveries	83,262	28,419	70,585	75,227	47,279
Net charge-offs	259,197	268,494	445,589	874,879	559,938
Provision for loan losses	449,441	1,029,476	819,709	1,494,916	1,056,194

Balance at the end of the period	$2,484,401	$2,681,019	$2,294,157	$1,920,037	$1,300,000

Ratio of net charge-offs during the period to Average loans outstanding during the period	0.12%	0.13%	0.21%	0.40%	0.25%
Allowance for loan losses to total loans	1.05%	1.27%	1.02%	0.88%	0.58%
Nonperforming assets to total assets	1.87%	1.42%	1.90%	1.76%	1.55%
Allowance for loan losses to nonperforming assets	42.31%	64.05%	41.22%	36.82%	29.91%

     The following table shows the allocation of the allowance for loan losses at the dates indicated by loan type:

	June 30, 2004		December 31, 2003		December 31, 2002		December 31, 2001
		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each
		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Residential mortgages	$452,607	52.41%	$448,026	52.90%	$491,171	58.88%	$304,503	67.13%
Commercial mortgages	1,606,815	31.98%	1,457,075	29.59%	956,217	23.24%	470,459	15.92%
Construction loans – residential	13,222	4.15%	15,577	4.53%	8,651	3.70%	35,014	3.62%
Construction loans – commercial	33,887	1.85%	3,506	2.18%	16,914	1.75%	—	0.20%
Commercial nonmortgage loans	269,707	5.72%	267,229	6.59%	314,963	6.94%	165,188	5.89%
Loans secured by deposits	—	0.42%	—	0.50%	—	0.26%	—	0.26%
Other consumer and installment	108,163	3.47%	102,744	3.71%	132,121	5.23%	324,836	6.98%

Total allowance for loan losses	$2,484,401	100.00%	$2,294,157	100.00%	$1,920,037	100.00%	$1,300,000	100.00%

     Loans in nonaccrual status at June 30, 2004 of $4.5 million consisted primarily of residential and commercial real estate loans, for which foreclosure has begun or full collection of the loan is questionable. The following table presents the aggregate amount of troubled asset categories as of the dates indicated:

	June 30,		December 31,
	2004	2003	2002	2001
Past due - 90 days or greater	$996,797	$473,102	$899,975	$1,073,625
Nonaccrual loans	4,483,607	4,245,716	2,955,666	2,821,965
Real estate owned	391,330	749,899	1,358,759	451,173

Total nonperforming assets	5,871,734	5,468,717	5,214,400	4,346,763
Restructured assets	451,780	426,414	626,882	1,381,920

Total troubled assets	$6,323,514	$5,895,131	$5,841,282	$5,728,683

Ratio of troubled assets to total loans	2.74%	2.71%	2.73%	2.60%

Ratio of troubled assets to total assets	2.01%	2.04%	1.96%	2.04%

     Interest-bearing Deposits in Banks. Interest-bearing deposits in banks were $12.4 million at June 30, 2004, compared to $15.3 million at December 31, 2003, a decrease of $2.9 million. This decrease was reinvested in commercial loans.

     Securities – Available for sale. Investment securities available for sale of $18.5 million at June 30, 2004 and $4.0 million at December 31, 2003 consisted of primarily of mortgage-backed securities issued by the Federal National Mortgage Association. The Bank’s investment strategy has historically been to carry its mortgage-backed securities in the held-to-maturity portfolio. Management has changed this strategic decision, so that a balanced investment portfolio can more directly contribute to future liquidity needs, by being carried as available-for-sale.

     Securities – Held-to-maturity. Investment securities held-to-maturity consist of U.S agency mortgage-backed securities, municipal obligations, and a trust preferred security. The investment securities held-to-maturity were $9.7 million at June 30, 2004, compared to $10.9 million at December 31, 2003, a decrease of $1.2 million. The decrease was due to matured municipal obligations and principal payments on mortgage-backed securities.

     Deposits and Borrowed Funds. Deposits were $205.0 million at June 30, 2004, compared to $199.9 million at December 31, 2003, an increase of $5.1 million. The decrease in interest-bearing deposits to $185.6 million at June 30, 2004 from $187.6 million at December 31, 2003 is primarily due to decreases in certificates of deposit. Certificates of deposit with balances greater than or equal to $100,000 (commonly referred to as jumbo certificates), which carry greater interest rate sensitivity, decreased to $29.0 million at June 30, 2004 from $29.4 million at December 31, 2003. The Bank views jumbo certificates of deposit as a source of liquidity. Other certificates of deposit decreased to $54.9 million at June 30, 2004 from $57.1 million at December 31, 2003. Transaction savings accounts and checking accounts increased $615,335 to $101.8 million at June 30, 2004 from $101.1 million at December 31, 2003. Transaction savings accounts and checking accounts represent 49.63% of deposits at June 30, 2004, compared to 50.59% of deposits at December 31, 2003. Bank management is actively attempting to retain and increase these core deposit account relationships. Transaction savings accounts and checking accounts provide relatively inexpensive funding for future growth, compared to alternative certificates of deposit and borrowed funds at higher interest rates. The Bank offers competitive rates on its time deposits and uses borrowed funds, when that strategy enhances net interest income.

     The Bank has an available line of credit with the Federal Home Loan Bank of Indianapolis (“FHLB”) which provides for advances up to $10.0 million and matures annually in March. The Bank will renew the line of credit at maturity in March 2005. All borrowings from FHLB are collateralized by substantially all mortgage loans.

     Long-term advances were $45.3 million at June 30, 2004, compared to $49.9 million at December 31, 2003, a decrease of $3.6 million. Short-term advances were $18.7 million at June 30, 2004, compared to $5.9 million at December 31, 2003, an increase of $12.8 million. Management anticipates increasing FHLB advances, as demand for portfolio loans increases.

Capital Resources

     The stockholders’ equity of the Bancorp was $28.2 million at June 30, 2004, compared to $29.2 million at December 31, 2003, a decrease of $917,982 or 3.15%. The primary components of this change in stockholders’ equity were retained earnings and common stock redemption. Cash dividends of $0.18 per share during the first six months of 2004 reduced retained earnings by $505,671.

     On May 19, 2004, Bancorp announced a program to repurchase up to 10% of its issued and outstanding common stock, or 280,928 shares, in the open market. Through June 30, 2004, Bancorp redeemed 78,900 shares of its common stock at a total redemption price of $1.2 million.

     The stockholders’ equity was 8.99% of total assets at June 30, 2004. Management continues to monitor and evaluate the best capital structure of Bancorp. A structure that provides sufficient capital to fund future growth, yet maximizes earnings per share, is deemed optimal. Management does not project a need for capital beyond what can be provided by retained earnings. If additional capital is needed, Bancorp will consider, among other options, issuing trust preferred securities or a secondary offering of common stock.

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

     The following table summarizes the capital ratios of Bancorp at the dates indicated:

	June 30, 2004	December 31, 2003
Equity to assets	9.0%	10.1%
Tier I leverage	7.7%	8.4%
Risk-based: Tier I capital	10.0%	11.4%
Total capital	11.1%	12.5%

     The decrease in capital ratios of Bancorp from December 31, 2003 to June 30, 2004 is primarily the result of the stock redemption program and growth in assets.

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

     While much of the Bank’s asset/liability management efforts involve strategies that increase the rate sensitivity of its loans and investments, such as the sale of long-term fixed rate loans, originations of adjustable rate loans and purchases of adjustable rate mortgage-backed securities or relatively short average life fixed-rate investments, it also uses techniques to reduce the rate sensitivity of its deposits and borrowed money. Those techniques include attracting longer-term certificates of deposit when the market will permit, emphasizing core deposits, which are less sensitive to changes in interest rates, and borrowing through long-term FHLB advances and repurchase agreements. The Bank’s asset/liability management strategy will change when market rates change.

     The Bank measures its exposure to interest rate fluctuations primarily by using a computer modeling system designed for savings institutions such as the Bank. The model uses assumptions which management believes are reasonable for the analysis. These assumptions include (but are not limited to) prepayment and decay rates based on nine interest rate scenarios. These assumptions are based on national statistics and may not reflect the Bank’s own experience. It allows the Bank to adjust its asset-liability mix based on the interest rate risk identified. The analysis estimates the changes in the market value of the Bank’s equity using interest rate change scenarios ranging from +4% to –4%, in 1% increments from current market rates. At June 30, 2004, the following table illustrates the interest rate sensitivity of the Bancorp’s consolidated equity to changes in market interest rates.

(in Thousands of Dollars)
Book value of stockholders’ equity	$28,240
4% increase in market rates	42,169
3% increase in market rates	43,041
2% increase in market rates	45,612
1% increase in market rates	45,509
No change (current market value of equity)	45,984
1% decrease in market rates	44,866
2% decrease in market rates	42,949
3% decrease in market rates	40,357
4% decrease in market rates	37,285

     As the table shows, Bancorp’s book value of equity is less than estimated market value in all of the scenarios. That indicates that Bancorp is able to withstand fluctuations in market interest rates without posting a significant threat to either Bancorp’s stockholders’ equity or the federal deposit insurance system. Therefore Bancorp can be deliberate in its actions to adjust the asset-liability mix. Bancorp would meet the regulatory minimum capital requirements in all of the interest-rate scenarios.

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

     Bancorp’s Board of Directors compares net interest income sensitivity to established tolerance limits for fluctuation. Throughout 2003 and at June 30, 2004, the forecasted exposure was within the Bancorp’s established policy limits, except in falling rate change scenarios. Management recognizes the “out of policy” condition in the falling rate environment and has reported this condition to the Board quarterly. The Bancorp’s Board of Directors and Management consider further significant rate decreases from June 30, 2004 unlikely and have not changed the Bank policy’s tolerance limits to conform to the existing rate environment.

Net Interest Income Sensitivity: Change in Projected Results vs. Constant Rates

               Year-End 2003 12 Month Projection

	Rate Shock Amount
	(2.00%)	(1.00%)	0.00%	1.00%	2.00%
Percent Change in net interest income vs. constant rates	(13.84%)	(5.67%)	0.00%	5.88%	9.20%
ALCO Policy Limit	(6.00%)	(3.00%)	0.00%	(4.00%)	(8.00%)

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

Liquidity

     Bancorp maintains certain levels of liquid assets (the most liquid of which are cash and cash equivalents and investment securities) in order to meet demands from loan commitments, savings withdrawals and other obligations. Bancorp manages liquidity by maintaining a portion of its liquid assets in overnight accounts and by keeping various maturities in its portfolio of investment securities. The primary sources of liquidity are loan repayments, loan sales, maturing investments, deposit accounts, and other borrowed funds, such as FHLB borrowings.

     The primary market factor that impacted liquidity throughout 2003 was low interest rates for residential mortgages. The residential mortgages that have refinanced into low fixed-rate terms have been sold to the secondary mortgage market, providing funds for Bancorp to redeploy. Bancorp originated commercial mortgage and commercial nonmortgage loans to hold in its portfolio, so the percentage of commercial loans to total loans increased. An increase in loan rates would probably reduce Bancorp’s liquidity position, because borrowers would be more likely to prefer adjustable-rate mortgages, which Bancorp holds in its portfolio. Management expects market interest rates to gradually increase over the remainder 2004 and 2005.

Contractual Obligations

     The long-term debt obligations consist of certificates of deposit and advances from the Federal Home Loan Bank. The following schedule represents principal payments only and does not include interest.

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 year	years	years	Years
Certificates of deposit	$83,832,670	$34,810,804	$25,081,881	$22,087,303	$1,852,682
FHLB advances	63,851,117	19,505,045	3,346,072	10,000,000	31,000,000
Repurchase agreements	15,000,000	7,500,000	7,500,000	—	—

Total contractual obligations	$162,683,787	$61,815,849	$35,927,953	$32,087,303	$32,852,682

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

At June 30, 2004, the Bank had total commitments of $4.3 million and $32.8 million on fixed rate and variable rate loans, respectively.

The following table discloses contractual expiration dates for commitments of the Bank at March 31, 2004.

	Amount of Commitment Expiration Per Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 year	Years	Years	Years
Home equity lines of credit	$21,961,583	$44,795	$—	$521,678	$21,395,110
Lines of credit	7,188,549	6,640,031	86,857	461,661	—
Undisbursed construction loans	4,810,853	4,810,853	—	—	—
Standby letters of credit	255,000	255,000	—	—	—
New Loans	2,069,999	2,069,999	—	—	—

Total commitments with expiration	$36,285,984	$13,820,678	$86,857	$983,339	$21,395,110
Overdraft protection – no expiration	890,541

Total commitments	$37,176,525

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

Other Off-balance Sheet Activities – During the year ended December 31, 2003, Bancorp purchased an investment for $25,000 in a venture capital company. During the six months ended June 30, 2004, Bancorp contributed an additional $12,500 to the company. Bancorp has a minority interest of approximately 1% in the company. The venture capital company seeks viable projects in various stages of development for investment. Bancorp has committed to contribute an additional $212,500 as capital is required to fund projects.

Impact of Inflation

     The majority of assets and liabilities of financial institutions are monetary in nature. Generally, changes in interest rates have a more significant impact on earnings of the Bank than inflation. Although influenced by inflation, changes in rates do not necessarily move in either the same magnitude or direction as changes in the price of goods and services. Inflation does impact the growth of total assets, creating a need to increase equity capital at a higher rate to maintain an adequate equity to assets ratio, which in turn reduces the amount of earnings available for cash dividends. Through 2003 and 2004, inflation did not have a material impact on Bancorp.

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

     The Company’s Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 and Bancorp files reports with the SEC. These reports include, among others, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and securities transaction reports of directors, executive officers and certain other reporting persons on Forms 3, 4, and 5.

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

     The Bank maintains a website at www.sturgisbank.com. On this site, a link is provided to SEC’s website, providing access to all filings of Bancorp. In this way, Bancorp makes available reports, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, securities transaction reports on Form 3, Form 4, and Form 5, and certain other reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
			Announced	Purchased
	Total Number of	Average Price	Plans or	under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs
April 1-30, 2004	—	—	—	—
May 1-31, 2004	—	—	—	—
June 1-30, 2004	78,900	$14.57	78,900	202,028

Total	78,900	$14.57	78,900	202,028

Note: The stock repurchase program of Bancorp, announced on May 19, 2004, authorized repurchase and redemption of up to 10% of outstanding stock on that date. The total authorization under the repurchase program is 280,928 shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Security Holders was held on April 27, 2004. The matters voted upon at the Meeting were the election of two directors and the ratification of the appointment of Plante & Moran, PLLC as Independent Public Accountants for Bancorp for the fiscal year ending December 31, 2004.

     Mr. Donald L. Frost and Mr. Philip G. Ward were elected as Directors for three-year terms ending 2007. The certified shares for the election of Donald L. Frost were 2,219,123 votes in favor with 38,358 shares withholding authority to vote for his election. The certified shares for the election of Philip G. Ward were 2,219,543 votes in favor with 37,938 shares withholding authority to vote for his election. The other Directors whose terms of office continued after the meeting were Raymond H. Dresser, Jr., Eric L. Eishen, Leonard L. Eishen, James A. Goethals, and Lawrence A. Franks.

     Regarding the ratification of the appointment of Plante & Moran, PLLC as Independent Public Accountants for the fiscal year ending December 31, 2004, there were 2,238,473 shares voted in favor of the appointment, 4,432 shares voted against, and 14,576 shares abstaining. The appointment was approved.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibit Listing

Exhibit Number	Description
3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)

3.2	Bylaws of Sturgis Bancorp, Inc. (1)

10.1	Sturgis Federal Savings Bank Director Stock Option Plan (2)

10.2	Sturgis Federal Savings Bank Employee Stock Option Plan (2)

10.3	Employment Agreement with Eric L. Eishen

10.4	Employment Agreement with Brian P. Hoggatt

10.5	Employment Agreement with Ronald W. Scheske

10.6	Employment Agreement with Steven L. Gage

10.7	Employment Agreement with Tracey L. Parker

10.8	Employment Agreement with David E. Watters

13.1	Excerpt from Annual Report to Stockholders

13.2	Excerpt from Annual Report to Stockholders

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit Number	Description
31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Rule 13a-14(b) Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.

(2) Incorporated by reference from First Quarter 2004 Form 10-Q of Sturgis Bancorp, Inc.

(b) Reports on Form 8-K

     On May 19, 2004, Bancorp filed a report on Form 8-K, regarding the stock redemption program. There were no other filings on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURGIS BANCORP, INC.
(Registrant)

Date August 12, 2004	/s/	Eric L. Eishen

Eric L. Eishen, President
and Chief Executive Officer

Date August 12, 2004	/s/	Brian P. Hoggatt

Brian P. Hoggatt, Chief Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)

3.2	Bylaws of Sturgis Bancorp, Inc. (1)

10.1	Sturgis Federal Savings Bank Director Stock Option Plan (2)

10.2	Sturgis Federal Savings Bank Employee Stock Option Plan (2)

10.3	Employment Agreement with Eric L. Eishen

10.4	Employment Agreement with Brian P. Hoggatt

10.5	Employment Agreement with Ronald W. Scheske

10.6	Employment Agreement with Steven L. Gage

10.7	Employment Agreement with Tracey L. Parker

10.8	Employment Agreement with David E. Watters

13.1	Excerpt from Annual Report to Stockholders

13.2	Excerpt from Annual Report to Stockholders

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Rule 13a-14(b) Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.

(2) Incorporated by reference from First Quarter 2004 Form 10-Q of Sturgis Bancorp, Inc.