Form 10-Q
period 2004-09-30
STURGIS BANCORP INC
filed 2004-11-15
CIK 1166362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429
Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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
Yes [X]   No [  ].

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2004

Common Stock, $1.00 par value	2,722,885

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

ITEM 1. FINANCIAL STATEMENTS

STURGIS BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$9,850,620	$10,184,272
Short-term interest-bearing deposits	6,097,414	311,029

Total cash and cash equivalents	15,948,034	10,495,301
Interest-bearing deposits in banks	11,377,577	15,339,462
Securities — Available-for-sale	17,784,298	4,026,250
Securities — Held-to-maturity	9,177,397	10,938,761
Federal Home Loan Bank stock, at cost	4,425,400	4,274,700
Loans held for sale	1,068,568	1,321,674
Loans, net	227,657,501	215,527,565
Real estate owned	713,898	749,899
Bank owned life insurance	6,828,869	6,628,534
Accrued interest receivable	1,520,495	1,591,414
Investment in limited partnership	1,144,113	1,192,077
Premises and equipment, net	6,175,688	6,488,123
Goodwill, net of accumulated amortization	5,109,419	5,109,419
Originated mortgage servicing rights	1,863,950	1,974,988
Other assets	1,635,519	1,679,426

Total assets	$312,430,726	$287,337,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposit accounts:
Noninterest-bearing	$18,117,265	$12,282,992
Interest-bearing	196,411,027	187,637,221
Borrowings from Federal Home Loan Bank	51,903,283	55,804,670
Repurchase agreements	15,000,000	—
Accrued interest payable	617,458	678,547
Other liabilities	1,794,904	1,775,812

Total liabilities	283,843,937	258,179,242
Stockholders’ equity:
Common stock	2,722,885	2,808,535
Additional paid-in capital	16,641,261	17,805,688
Accumulated other comprehensive income/(loss)	86,881	1,650
Retained earnings	9,135,762	8,542,478

Total stockholders’ equity	28,586,789	29,158,351

Total liabilities and stockholders’ equity	$312,430,726	$287,337,593

STURGIS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended Sept. 30,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income
Loans	$3,370,495	$3,386,875
Investment securities:
Taxable	348,552	191,004
Tax-exempt	28,139	32,906
Dividends	48,128	37,906

Total interest income	3,795,314	3,648,691
Interest expense
Deposits	890,824	975,867
Borrowed funds	754,314	712,902

Total interest expense	1,645,138	1,688,769

Net interest income	2,150,176	1,959,922
Provision for loan losses	121,782	53,600

Net interest income after provision for loan losses	2,028,394	1,906,322
Noninterest income:
Service charges and other fees	429,740	359,298
Commission income	248,872	371,318
Mortgage banking activities	281,466	548,902
Trust fee income	97,864	119,443
Increase in cash surrender value of life insurance	66,461	70,663
Other income	(3,847)	(12,757)

Total noninterest income	1,120,556	1,456,867
Noninterest expenses:
Salaries and employee benefits	1,298,789	1,264,897
Office occupancy and equipment	317,192	348,424
Data processing expense	133,109	150,709
Professional fees and services	80,324	55,607
Other	529,693	536,452

Total noninterest expenses	2,359,107	2,356,089

Income before provision for federal income tax	789,843	1,007,100
Provision for federal income tax	237,406	290,299

Net income	$552,437	$716,801

Basic earnings per share	$0.20	$0.26
Diluted earnings per share	$0.20	$0.25
Dividends declared per share	$0.09	$0.09

STURGIS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended Sept. 30,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income
Loans	$9,887,803	$10,561,047
Investment securities:
Taxable	796,951	702,065
Tax-exempt	90,570	103,601
Dividends	216,277	295,189

Total interest income	10,991,601	11,661,902
Interest expense
Deposits	2,668,669	3,220,757
Borrowed funds	2,019,606	2,166,497

Total interest expense	4,688,275	5,387,254

Net interest income	6,303,326	6,274,648
Provision for loan losses	571,223	1,083,075

Net interest income after provision for loan losses	5,732,103	5,191,573
Noninterest income:
Service charges and other fees	1,232,784	1,073,941
Commission income	802,573	913,459
Mortgage banking activities	718,877	2,272,602
Trust fee income	328,969	367,224
Increase in cash surrender value of life insurance	200,335	222,721
Other income	9,896	11,292

Total noninterest income	3,293,434	4,861,239
Noninterest expenses:
Salaries and employee benefits	4,046,628	3,787,598
Office occupancy and equipment	920,223	1,024,312
Data processing expense	473,182	594,822
Professional fees and services	308,637	241,556
Other	1,401,432	1,524,180

Total noninterest expenses	7,150,102	7,172,468

Income before provision for federal income tax	1,875,435	2,880,344
Provision for federal income tax	531,419	840,508

Net income	$1,344,016	$2,039,836

Basic earnings per share	$0.48	$0.73
Diluted earnings per share	$0.48	$0.73
Dividends declared per share	$0.27	$0.26

STURGIS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Income	$1,344,016	$2,039,836
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	393,995	478,662
Amortization of intangibles	442,959	825,541
Provision for loan losses	571,223	1,083,075
Deferred income tax expense (benefit)	(4,352)	43,750
Loss on sale of fixed assets	—	4,785
Premiums and discounts on investment securities	71,432	71,562
Gain on sale of loans	(381,466)	(1,358,252)
Loss (gain) on sale of real estate owned	16,781	(9,122)
Proceeds from the sale of loans held for sale	31,262,497	110,911,535
Loans originated for sale	(30,627,925)	(107,133,339)
Loss of equity in limited partnership	47,964	23,400
Increase in cash value of bank owned life insurance	(200,335)	(222,721)
Stock dividend from Federal Home Loan Bank stock	(150,700)	(106,300)
Changes in assets and liabilities:
Increase in accrued interest and other assets	(217,095)	(1,504,830)
Decrease (increase) in accrued interest and other liabilities	(79,443)	256,857

Net cash provided by operating activities	2,489,551	5,404,439
Cash Flows from Investing Activities
Net decrease in interest-bearing deposits in banks	3,961,885	12,409,550
Proceeds from maturities of securities held-to-maturity	415,000	360,000
Principal reductions of mortgage-backed securities	2,646,021	827,138
Purchase of securities available-for-sale	(15,000,000)	(9,075,367)
Purchase of investment in limited partnership	—	(1,050,000)
Net (increase) decrease in loans	(13,516,015)	984,937
Proceeds from sale of real estate owned	834,076	1,024,564
Proceeds from sale of premises and equipment	1,547	—
Purchases of premises and equipment	(84,247)	(622,225)

Net cash (used in) provided by investing activities	(20,741,733)	4,858,597
Cash Flows from Financing Activities
Net increase in demand and savings account deposits	7,211,742	8,294,519
Net increase (decrease) in certificates of deposits	7,396,337	(11,969,393)
Repayment of FHLB advances	(13,401,387)	(10,349,373)
Proceeds from FHLB advances	9,500,000	4,343,860
Proceeds from repurchase agreements	15,000,000	—
Dividends paid	(750,732)	(730,220)
Exercise of stock options	7,875	81,000
Stock redemption	(1,258,920)	—

Net cash provided by (used in) financing activities	23,704,915	(10,329,607)

Net increase (decrease) in Cash and Cash Equivalents	5,452,733	(66,571)
Cash and Cash Equivalents — Beginning of Period	10,495,301	13,071,284

Cash and Cash Equivalents — End of Period	$15,948,034	$13,004,713

STURGIS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A: FINANCIAL STATEMENTS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Servicing – Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. The Bank carried a valuation allowance associated with capitalized servicing rights of approximately $2,334 at September 30, 2004 and $22,274 at December 31, 2003.

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

Goodwill and Intangible Assets – Effective January 1, 2002, Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 142. Goodwill and Other Intangible Assets, which changes Bancorp’s accounting for goodwill and other intangible assets acquired in a business combination. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized. However, such assets are tested for impairment at adoption of SFAS 142 and at least annually thereafter. No impairment loss was recognized upon the adoption of SFAS 142, at September 30, 2004 or December 31, 2003.

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

Earnings per common share have been computed based on the following:

	Three Months Sept. 30,
	2004	2003
Net income	$552,437	$716,801
Weighted average number of common shares outstanding	2,725,788	2,808,535
Effect of dilutive options	5,278	3,105
Weighted average number of common shares outstanding used to calculate diluted earnings per share	2,731,066	2,811,640

	Nine Months Sept. 30,
	2004	2003
Net income	$1,344,016	$2,039,836
Weighted average number of common shares outstanding	2,775,418	2,808,408
Effect of dilutive options	5,210	2,179
Weighted average number of common shares outstanding used to calculate diluted earnings per share	2,780,628	2,810,587

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

	Nine Months Ended
	September 30,
	2004	2003
Supplemental cash flow information:
Cash paid during the periods for:
Interest	$4,749,364	$5,705,651
Income taxes	565,000	1,015,000
Noncash investing and financing activities:
Loans transferred to real estate owned	814,856	420,611

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

Bancorp’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Month Periods Ended Sept. 30,
	2004	2003
	(Unaudited)
Net income, as reported	$552,437	$716,801
Deduct: Total stock-based compensation expense determined under fair value methods for all awards	—	(3,655)

Proforma net income	$552,437	$713,146

Reported income per common share:
Basic	$0.20	$0.26
Diluted	0.20	0.26
Proforma income per common share:
Basic	0.20	0.25
Diluted	0.20	0.25

	Nine Month Periods Ended Sept. 30,
	2004	2003
	(Unaudited)
Net income, as reported	$1,344,016	$2,039,836
Deduct: Total stock-based compensation expense determined under fair value methods for all awards	—	(10,965)

Proforma net income	$1,344,016	$2,028,871

Reported income per common share:
Basic	$0.48	$0.73
Diluted	0.48	0.73
Proforma income per common share:
Basic	0.48	0.72
Diluted	0.48	0.72

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

     Note C: LOANS RECEIVABLE, NET.

A summary of the balances of loans follows:

	September 30,	December 31,
	2004	2003
	(Unaudited)
Mortgage loans on real estate:
Residential 1-4 family	$122,965,958	$118,704,063
Commercial	76,139,604	66,409,463
Construction – Residential	9,146,391	10,174,106
Construction – Commercial	2,549,500	4,891,400

	210,801,453	200,179,032
Commercial nonmortgage loans	13,904,596	14,784,475
Consumer and installment loans:
Consumer and installment	8,188,846	8,324,967
Other	1,058,681	1,129,623

	9,247,527	9,454,590

Subtotal	233,953,576	224,418,097
Less:
Allowance for loan losses	2,560,964	2,294,157
Unearned interest	21,251	18,262
Undisbursed portion of loans in process – Residential	3,638,154	3,757,494
Undisbursed portion of loans in process – Commercial	401,215	3,138,158

Subtotal	227,331,992	215,210,026
Add:
Deferred loan origination and other fees	325,509	317,539

Loans, net	$227,657,501	$215,527,565

STURGIS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited), Continued.

Note D: DEPOSITS.

Interest-bearing deposits are summarized as follows:

	September 30,	December 31,
	2004	2003
	(Unaudited)
Savings deposits	$47,123,717	$43,604,746
NOW accounts	55,393,096	57,534,598
Time:
$100,000 and over	40,030,484	29,440,282
Under $100,000	53,863,730	57,057,595

Total interest-bearing deposits	$196,411,027	$187,637,221

Note E: BORROWED FUNDS.

Bancorp had $51.9 million and $55.8 million in borrowed funds from Federal Home Loan Bank of Indianapolis (“FHLB”) at September 30, 2004 and December 31, 2003, respectively. Interest rates range from 1.61% to 7.34% with maturities ranging from October 2004 to February 2012. Borrowed funds from FHLB are collateralized by FHLB stock and all non-employee residential and commercial mortgage loans.

Bancorp had $15.0 million in borrowed funds from Citigroup Global Markets Inc. (“Citigroup”) at September 30, 2004 and none at December 31, 2003. Interest rates are 1.80% and 3.48% with maturities in November 2004 and May 2007. Borrowed funds from Citigroup are collateralized by certain mortgage-backed securities.

Annual principal payments of borrowed funds are as follows:

Twelve Months Ending		Weighted
September 30,	Amount	Rate
2005	$15,057,211	2.57%
2006	3,346,072	5.70%
2007	7,500,000	3.48%
2008	10,000,000	5.50%
2009	—	—
2010 and thereafter	31,000,000	4.51%

Total	$66,903,283	3.78%

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

Bancorp paid a cash dividend of $.09 per share on its issued and outstanding common stock on September 15, 2004 to shareholders of record August 13, 2004. Total dividends paid on September 15, 2004 were $245,060.

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

Goodwill and Intangible Assets – Bancorp had $5.1 million of goodwill at September 30, 2004 and December 31, 2003. Effective January 1, 2002, Bancorp adopted Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which changes Bancorp’s accounting for goodwill and other intangible assets. Generally, intangible assets that meet certain criteria are recognized and subsequently amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives, such as Bancorp’s goodwill, are not amortized. However, such assets are tested for impairment annually after adoption of SFAS 142.

Results of Operations

     Bancorp reported net income of $552,437 and $716,801 for the three months ended September 30, 2004 and 2003, respectively. Basic earnings per share was $0.20 and $0.26 for the three months ended September 30, 2004 and 2003, respectively. The decrease in net income from 2003 to 2004 was primarily due to reductions in mortgage banking activities.

     Bancorp reported net income of $1,344,016 and $2,039,836 for the nine months ended September 30, 2004 and 2003, respectively. Basic earnings per share was $0.48 and $0.73 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in net income from 2003 to 2004 was primarily due to reductions in mortgage banking activities, which were partially offset by the reduction in provisions for loan losses.

Interest Income

     Three months ended September 30, 2004 compared to three months ended September 30, 2003. Interest income increased $146,623 to $3.8 million in 2004 from $3.6 million in 2003. This increase is primarily due to the increase in average interest-bearing assets, which were $276.3 million and $252.0 million for the three months ended September 30, 2004 and 2003, respectively. The average interest rate earned on loans decreased to 5.79% in 2004 from 6.34% in 2003. This decrease in the average interest rate earned is primarily due to adjustable rate loans repricing lower through 2003 and 2004. Management believes the expansion of commercial lending will lead to an improved interest margin when rates increase. Most commercial loans are contractually subject to interest rate changes monthly or annually, based on prime. The average yield on interest-earning assets decreased to 5.47% in 2004 from 5.75% in 2003. This is primarily due to changes in the composition of interest-earning assets and lower yields as interest-earning assets repriced through 2003 and 2004.

     Nine months ended September 30, 2004 compared to nine months ended September 30, 2003. Interest income decreased $670,301 to $11.0 million in 2004 from $11.7 million in 2003. This decrease is primarily due to the decreases in interest rates. The average interest rate earned on loans decreased to 5.81% in 2004 from 6.62% in 2003. This decrease in the average interest rate earned is primarily due to adjustable rate loans repricing lower through 2003 and 2004. Average interest-bearing assets increased to $266.3 million from $256.6 million for the nine months ended September 30, 2004 and 2003, respectively. Management believes the expansion of commercial lending will lead to an improved interest margin when rates increase. The average yield on interest-earning assets decreased to 5.51% in 2004 from 6.08% in 2003. This is primarily due to changes in the composition of interest-earning assets and lower yields as interest-earning assets repriced through 2003 and 2004.

Interest Expense

     Three months ended September 30, 2004 compared to three months ended September 30, 2003. Interest expense decreased $43,631 to $1.6 million in 2004 from $1.7 million in 2003. This was primarily due to the decrease in the average interest rate paid on interest-bearing liabilities to 2.48% from 2.77% for 2004 and 2003 respectively. The average rate paid on interest-bearing deposits was 1.85% in 2004, compared to 2.09% in 2003. The average rate paid on borrowed funds was 4.17%, compared to 5.09%. Average deposits and average borrowed funds both increased to fund the increase in average interest-bearing assets.

     Nine months ended September 30, 2004 compared to nine months ended September 30, 2003. Interest expense decreased $698,979 to $4.7 million in 2004 from $5.4 million in 2003. This was primarily due to the decrease in the average interest paid on interest-bearing liabilities to 2.46% in 2004 from 2.89% in 2003. The average rate paid on interest-bearing deposits was 1.85% in 2004, compared to 2.25% in 2003. The average rate paid on borrowed funds was 4.35% in 2004, compared to 5.03% in 2003.

     Net Interest Income

     Three months ended September 30, 2004 compared to three months ended September 30, 2003. Net interest income for the three months ended September 30, 2004 increased $190,254 to $2.2 million compared to $2.0 million for the three months ended September 30, 2003. The Bank’s net interest margin increased to 3.10% in 2004 from 3.09% in 2003. The Bank is positioned to increase net interest income when interest rates increase. The decrease in interest expense was smaller than the decrease in interest income, due to the Bank’s positive interest rate gap. The positive gap position will continue to be accretive to net interest income as market interest rates increase. Management believes the positive interest rate gap is appropriate for the current interest rate environment. Management expects interest rates to gradually increase through the remainder of 2004 and 2005.

     Nine months ended September 30, 2004 compared to nine months ended September 30, 2003. Net interest income for the nine months ended September 30, 2004 and 2003 was $6.3 million, increasing $28,678. This small increase was caused primarily by an increase in net interest-earning assets to $11.6 million in 2004 from $7.4 million in 2003. The Bank’s net interest margin decreased to 3.16% in 2004 from 3.27% in 2003. The Bank is positioned to increase interest income when interest rates increase. The decrease in interest expense was smaller than the decrease in interest income, due to the Bank’s positive interest rate gap. The positive gap position will continue to be accretive to net interest income as market interest rates increase. Management believes the positive interest rate gap is appropriate for the current interest rate environment. Management expects interest rates to gradually increase through the remainder of 2004 and 2005.

     Average Balances, Interest Rates and Yields. Net interest income is affected by the difference (“interest rate spread”) between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and the relative amounts of interest-bearing liabilities and interest-earning assets. When the total of interest-earning assets approximates or exceeds the total of interest-bearing liabilities, any positive interest rate spread will generate net interest income. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution’s net interest income is its “net yield on interest-earning assets” or “net interest margin,” which is net interest income divided by average interest-earning assets. For the three months ended September 30, there was a small increase in the net interest margin to 3.10% in 2004 from 3.09% in 2003. This increase demonstrates the effect of the Bank’s positive gap position. For the nine months ended September 30, there was a decrease in the net interest margin to 3.16% in 2004 from 3.27% in 2003, demonstrating the effect of the Bank’s positive gap position during the periods. A positive gap means that interest-bearing assets are repricing at a faster pace than interest-bearing liabilities. Management has anticipated an increase in rates and resisted the temptation of placing long-term, fixed rate, assets on the balance sheet. This mitigation of interest rate risk has sacrificed short-term earnings under the current interest rate environment, but has placed the institution in a more favorable position when rates rise. The most significant risk to this business strategy is that rates do not ultimately rise as expected. Management does not believe this scenario is likely in the long-term. Management expects interest rates to gradually increase through the remainder of 2004 and 2005. Both the increase in net interest margin for the quarters ended September 30, 2004 and 2003 and the decrease in net interest margin for the nine months ended September 30, 2004 and 2003 can be explained by the positive gap position.

	Average Balances and Interest Rates
	Three Months Ended September 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-Earning Assets:
Loans (1)	$230,036,004	$3,345,217	5.79%	$212,039,812	$3,386,875	6.34%
Mortgage-backed securities	25,024,315	309,455	4.92%	8,159,753	59,798	2.91%
Investment securities (2)	7,272,619	76,204	4.17%	16,617,099	77,062	1.84%
Interest-bearing deposits	13,948,993	64,438	1.84%	15,136,069	124,956	3.28%

Total interest-earning assets	$276,281,931	$3,795,314	5.47%	$251,952,733	$3,648,691	5.75%

Interest-Bearing Liabilities:
Deposits	$191,934,358	$890,824	1.85%	$185,612,658	$975,867	2.09%
Borrowed funds	72,044,245	754,314	4.17%	55,566,226	712,902	5.09%

Total interest-bearing liabilities	$263,978,603	$1,645,138	2.48%	$241,178,885	$1,688,769	2.78%

Net interest income		$2,150,176			$1,959,922

Interest rate spread			2.99%			2.97%

Net interest-earning assets	$12,303,328			$10,773,848

Net interest margin			3.10%			3.09%

(1)	Interest on loans includes fees. Nonaccrual loans and loans held for sale have been included in the average balances of loans.

(2)	Yield on investment securities is reported on an actual and not a tax equivalent basis

	Average Balances and Interest Rates
	Nine Months Ended September 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-Earning Assets:
Loans (1)	$225,594,745	$9,814,437	5.81%	$213,370,310	$10,561,047	6.62%
Mortgage-backed securities	18,038,081	667,050	4.94%	8,486,470	199,664	3.15%
Investment securities (2)	7,383,151	306,639	5.55%	15,692,366	418,165	3.56%
Interest-bearing deposits	15,271,555	203,475	1.78%	19,099,805	483,026	3.38%

Total interest-earning assets	$266,287,532	$10,991,601	5.51%	$256,648,951	$11,661,902	6.08%

Interest-Bearing Liabilities:
Deposits	$192,650,920	$2,668,669	1.85%	$191,693,163	$3,220,757	2.25%
Borrowed funds	62,074,263	2,019,606	4.34%	57,597,334	2,166,497	5.03%

Total interest-bearing liabilities	$254,725,183	$4,688,275	2.46%	$249,290,497	$5,387,254	2.89%

Net interest income		$6,303,326			$6,274,648

Interest rate spread			3.06%			3.19%

Net interest-earning assets	$11,562,349			$7,358,454

Net interest margin			3.16%			3.27%

(1)	Interest on loans includes fees. Nonaccrual loans and loans held for sale have been included in the average balances of loans.

(2)	Yield on investment securities is reported on an actual and not a tax equivalent basis

Provision for Loan Losses

     Three months ended September 30, 2004 compared to three months ended September 30, 2003. The provision for loan losses was $121,782 for the three months ended September 30, 2004 and $53,600 for the three months ended September 30, 2003. an increase of $68,182. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and economic conditions. Loans charged off during the third quarter of 2004, net of recoveries, were $45,220, compared to $21,509 during the third quarter of 2003.

     Nine months ended September 30, 2004 compared to nine months ended September 30, 2003. The provision for loan losses was $571,223 for the nine months ended September 30, 2004 and $1.1 million for the nine months ended September 30, 2003, a decrease of $511,852. The decrease is primarily due to a single commercial relationship for which the Bank provided reserves of $630,000 in the second quarter of 2003. The provision for loan losses was based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and economic conditions. Loans charged off during the first nine months of 2004, net of recoveries, were $304,417, compared to $290,004 during the first nine months of 2003.

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

     The allowance for loan losses as a percentage of total loans has increased to 1.10% at September 30, 2004, compared to 1.04% at December 31, 2003. This increase is due to the increase in commercial mortgage loans. Management monitors the Bank’s increasing exposure to commercial lending and economic developments in the Bank’s market area, among other factors, in determining appropriate provisions to the allowance for loan losses. Because of the Bank’s continuing growth in commercial loans, the Bank expects to continue funding the allowance for loan losses due to higher risks related to commercial lending.

     The Bank has implemented processes to accelerate its collections and foreclosure actions in an effort to reduce the level of nonperforming assets and net charge-offs. Loans past due greater than 90 days and still accruing increased by $1.6 million from December 31, 2003 to September 30, 2004, primarily due to two large residential mortgages. Management expects the enhanced processes will suppress the level of nonperforming assets and net charge-offs.

Noninterest Income

     Three months ended September 30, 2004 compared to three months ended September 30, 2003. Noninterest income was $1.1 million for the three months ended September 30, 2004 compared to $1.5 million for the three months ended September 30, 2003, a decrease of $336,311. The primary component of this decrease was noninterest income from mortgage banking activities. The decrease in mortgage banking activities was due to the decrease in loan sales during 2004 compared to 2003. For the three months ended September 30, 2003, loan sales were very strong, due to residential loans refinanced and sold. This refinance activity was driven by the historically low levels of interest rates available on long-term fixed rate mortgages. Most consumers qualifying to refinance took advantage of the low rates during 2003 and are not likely to refinance again in 2004. Management expects mortgage banking activity will be dominated primarily by purchases and sales, rather than refinances, during 2004. Proceeds from sale of loans decreased to $9.5 million in the third quarter of 2004 from $29.3 million in the third quarter of 2003. Service charges and other fees increased to $429,740 in the third quarter of 2004 from $359,298 in the third quarter of 2003, primarily due to an increase in the insufficient funds fee to $25 per item from $20 per item, which became effective on February 1, 2004. Brokerage commissions and trust fee income are influenced by the U.S. economy and stock market values. Brokerage commission income decreased to $248,872 in the third quarter of 2004 from $371,318 in the third quarter of 2003. Brokerage commission income was 22.2% of non-interest income for the third quarter of 2004 and will continue to be a large component of noninterest income.

     Nine months ended September 30, 2004 compared to nine months ended September 30, 2003. Noninterest income was $3.3 million for the nine months ended September 30, 2004 compared to $4.9 million for the nine months ended September 30, 2003, a decrease of $1.6 million. The primary component of this decrease was noninterest income from mortgage banking activities, which decreased to $718,877 in 2004 from $2.3 million in 2003. The decrease in mortgage banking activities was due to the decrease in loan sales during 2004 compared to 2003. For the nine months ended September 30, 2003, loan sales were very strong, due to residential loans refinanced and sold. This refinance activity was driven by the historically low levels of interest rates available on long-term fixed rate mortgages. Most consumers qualifying to refinance took advantage of the low rates during 2003 and are not likely to refinance again in 2004. Management expects mortgage banking activity will be dominated primarily by purchases and sales, rather than refinances, during 2004. Proceeds from sale of loans decreased to $31.2 million in the first nine months of 2004 from $110.9 million in the first nine months of 2003. Service charges and other fees increased to $1.2 million in the first nine months of 2004 from $1.1 million in the first nine months of 2003, primarily due to an increase in the insufficient funds fee to $25 per item from $20 per item, which became effective on February 1, 2004. Brokerage commission income decreased to $802,573 in the first nine months of 2004 from $913,459 in the first nine months of 2003. Brokerage commission income was 24.4% of non-interest income for the first nine months of 2004 and will continue to be a large component of noninterest income.

Noninterest Expense

     Three months ended September 30, 2004 compared to three months ended September 30, 2003. Noninterest expense was $2.4 million in the third quarter of 2004 and 2003, increasing only $3,018. The largest component of noninterest expense is salaries and employee benefits. Salaries and employee benefits increased $33,892 to $1.3 million from $1.3 million for the quarters ended September 30, 2004 and 2003, respectively. This increase in salaries and employee benefits is primarily due to lower deferral of loan origination costs. Loan origination costs deferred in the third quarter of 2004 were $129,388, compared to $235,713 in the third quarter of 2003. The decrease in loan origination costs deferred was due to the reduction in the number of loans originated in the third quarter of 2004 compared to the third quarter of 2003. Salary adjustments for 2004 became effective in January 2004. Other noninterest expenses for the three months ended September 30, 2004 include $94,473 of expenses incurred through September 30, 2004 for the Company’s “going private” transaction. At September 30, 2004, goodwill was not impaired and Management does not anticipate impairment in the year ending December 31, 2004. Management actively minimizes noninterest expense, although certain noninterest expenses are outside of Management’s direct control. Management expects salaries and employee benefits to increase by 3-5% annually.

     Nine months ended September 30, 2004 compared to nine months ended September 30, 2003. Noninterest expense was $7.2 million in the first nine months of 2004 and 2003, decreasing $22,366. The largest component of noninterest expense was salaries and employee benefits, which increased $259,030 to $4.0 million from $3.8 million in the nine months ended September 30, 2004 and 2003, respectively. This increase in salaries and employee benefits is primarily due to lower deferral of loan origination costs. Loan origination costs deferred in the first nine months of 2004 were $424,889, compared to $806,439 in the first nine months of 2003. The decrease in loan origination costs deferred was due to the reduction in the number of loans originated in the first nine months of 2004 compared to the first nine months of 2003. Other changes in salaries and employee benefits are primarily due to salary adjustments and increases in the cost of employer-provided medical insurance. Salary adjustments were the result of staffing changes and cost of living increases which took effect January 2004. Additional staffing was added in 2003 to meet the increasing sophistication of the Bank’s operations. The increase in sophistication relates primarily to commercial lending operations and the Bank’s wholly owned subsidiary, Oakleaf Financial. The expansion into these areas was undertaken to diversify operations and reduce the Bank’s reliance on mortgage banking activities for non-interest income. Management believes that fee income produced by Oakleaf Financial will help to stabilize non-interest income from operations. To offset the increase in health insurance premiums for employees, the Bank instituted a premium sharing program in August 2003. Premium increases that were effective August 2004 for employer-provided health insurance were substantially paid by employees. Data processing expense decreased $121,640, due to expenses incurred converting to a different servicer in the first quarter of 2003. At September 30, 2004, goodwill was not impaired and Management does not anticipate impairment in the year ending December 31, 2004. Management actively minimizes noninterest expense, although certain noninterest expenses are outside of Management’s direct control. Management expects salaries and employee benefits to increase by 3-5% annually.

Cash Flows

     Operating. Cash flows from operating activities are most significantly affected by net income and mortgage banking activities. Net income was $1,344,016 and $2,039,836 for the nine months ended September 30, 2004 and 2003, respectively. Gain on sale of loans was $381,466 and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively. Loans originated for sale and proceeds from the sale of loans also decreased due to the historically low mortgage loan rates in 2003. Loans originated for sale were $30.6 million and $107.1 million for the nine months ended September 30, 2004 and 2003, respectively. Proceeds from sales of loans were $31.3 million and $110.9 million for the nine months ended September 30, 2004 and 2003, respectively. Because the Bank generally has a policy of selling long-term fixed rate mortgage loans, the volume of loan sales varies with customer demand for these loans. Affecting cash flows from operating activities are the add-backs of non-cash expenses, which include the provision for loan losses, depreciation, amortization of mortgage servicing rights and changes in other assets and liabilities.

     Investing. Cash flows from investing activities are most significantly affected by loans made to customers net of principal payments, changes in the Bank’s investment portfolio, and increases in interest-bearing deposits in banks. For the nine months ended September 30, 2004 there was a net increase in loans of $13.5 million, primarily commercial mortgages. Investment purchases and maturities also affect cash flows from investing activities. The Bank’s management maintains investments at levels that balance returns with various risks. The Bank decreased its holdings of interest-bearing deposits in banks by $4.0 million and $12.4 million in the nine months ended September 30, 2004 and 2003, respectively. The Bank increased investment in securities available-for-sale by $15.0 million and $9.1 million in the nine months ended September 30, 2004 and 2003, respectively. Management seeks to use loans as its primary investment option. But in the absence of attractive loan opportunities or to further leverage the Bank’s capital, the Bank may pursue additional investment alternatives. Considerations for investment decisions include interest rate risk, liquidity needs, liquidity risk, prepayment risk and credit risk.

     Financing. Cash flows from financing activities are mostly affected by changes in deposits and borrowed funds. Deposits increased $14.6 million and decreased $3.8 million in the nine months ended September 30, 2004 and 2003, respectively. Certificates of deposit with balances greater than or equal to $100,000 (commonly referred to as jumbo certificates), which normally carry greater interest rate sensitivity, increased to $40.0 million at September 30, 2004 from $29.4 million at December 31, 2003. The Bank views jumbo certificates of deposit as a source of liquidity. Transaction savings accounts and checking accounts increased $1.4 million to $102.5 million at September 30, 2004 from $101.1 million at December 31, 2003. Transaction savings accounts and checking accounts represent 47.79% of deposits at September 30, 2004, compared to 50.59% of deposits at December 31, 2003. Bank management is actively attempting to retain and increase these core deposit account relationships. The transaction savings accounts and checking accounts provide relatively inexpensive funding for future growth, compared to alternative certificates of deposit and other borrowings at higher interest rates. In addition to deposit accounts, the Bank uses FHLB advances and repurchase agreements for financing its operating and investing activities. FHLB advances decreased $3.9 million and $6.0 million in the nine months ended September 30, 2004 and 2003, respectively. FHLB advances are secured by Bank assets. The primary assets used by the FHLB are loans secured by real estate. The Bank may pledge as collateral specific loans or categories of loans. This poses risk to the Bank and stockholders, in the fact these assets may become less liquid or subject to set-off. The borrowing base of the Bank is calculated by the FHLB, based substantially on mortgage loans outstanding. If the Bank’s mortgage loan portfolio diminishes, it can impact the Bank’s ability to utilize the FHLB as a source of funding and liquidity. The Bank also entered repurchase agreements for $15.0 million in the first nine months of 2004. The repurchase agreements are collateralized by mortgage-backed securities with a market value at September 30, 2004 of $17.8 million. Bancorp redeemed $1.3 million of its common stock in open market transactions. The Bank will continue to use jumbo certificates of deposit, FHLB advances and repurchase agreements to supplement core deposits as its preferred source of funds.

Financial Condition

     General. The Bank’s total assets at September 30, 2004 were $312.4 million, compared to $287.3 million at December 31, 2003, an increase of $25.1 million or 8.73%. Most of the growth in total assets is in securities available for sale and commercial real estate loans. The Bank continued to sell long-term, fixed rate, residential mortgage loans. Management did not believe retaining these loans in portfolio was prudent asset management, during a time of historically low interest rates. The Bank maintained its disciplined approach to managing interest rate risk.

     Loans. The Bank’s net loans increased to $227.7 million at September 30, 2004 from $215.5 million at December 31, 2003. This increase was primarily due to residential mortgage loans and commercial real estate loans. Most of the increase in residential mortgages can be attributed to advances on revolving home equity loans, which were $34.1 million at September 30, 2004, compared to $27.7 million at December 31, 2003. The Bank sells long-term, fixed rate, residential mortgages in the secondary market. Historically, the major buyer of these loans has been the Federal Home Loan Mortgage Corporation (FHLMC). In 2003 the Bank entered into an arrangement to sell loans to Federal Home Loan Bank of Indianapolis (FHLBI). This relationship provides an alternative buyer for Bank loans and management believes this relationship may provide a higher profit margin on loans sold. Commercial mortgage loans increased to $76.1 million, or 32.5% of gross loans, at September 30, 2004 from $66.4 million, or 29.6% of gross loans, at December 31, 2003. The proceeds from sales of loans (primarily fixed-rate, residential mortgages) were $31.3 million and $110.9 million for the first nine months of 2004 and 2003, respectively. The mortgage loans originated for sale ($30.6 million during the first nine months of 2004 and $107.1 million during the first nine months of 2003) were primarily funded by the secondary mortgage market sales. The decision to sell fixed-rate mortgages with original maturities of 10-years or greater protects the Bank from the interest rate risk inherent in holding these longer term, fixed-rate loans and provides a source of liquidity to fund loan demand. An increase in market interest rates will continue to decelerate the pace of refinance activity in the residential loan portfolio, as the Bank intends to continue focusing its efforts on growing commercial loans.

     At September 30, 2004, outstanding loan commitments were $4.1 million and $31.4 million on fixed and variable-rate loans, respectively. Of these loan commitments, Management expects $3.3 million to be disbursed for new loans during the next six months. The additional loan commitments are unused lines of credit, which may be drawn at any time by the borrower. These loan commitments will be funded by interest-bearing deposits, maturing assets, and additional borrowings, if needed.

     Loans serviced for others increased by $612,571 to $217.6 million at September 30, 2004 from $217.0 million at December 31, 2003. This servicing portfolio consists of loans originated by the Bank and sold in the secondary mortgage market with servicing retained by the Bank. Management believes this provides the Bank with a competitive advantage in its market. The retention of servicing requires the Bank to keep a higher staffing level than if the servicing is sold. But many consumers have discovered the difficulties encountered when loan servicing is sold. The retention of servicing also allows the Bank to cross-sell other banking products and services to these customers. The value of the right to service is appraised quarterly and any temporary impairment of the value of servicing rights is recognized quarterly. The originated mortgage servicing rights asset had a valuation allowance at September 30, 2004 of $2,334. This allowance was established to recognize the measured impairment of the asset. The Bank will continue to monitor the valuation of the servicing rights asset. If subsequent analysis shows changes in the appraised impairment, the valuation allowance will be adjusted to match the impairment. Management expects the value of servicing will increase as interest rates rise. Generally, consumers are less inclined to refinance a lower-than-market fixed rate mortgage when rates increase. If this logic prevails, the value of servicing should increase due to the expected increase in duration of the underlying cash flows.

     Bancorp has no purchased mortgage servicing portfolio.

     The following table provides an analysis of the allowance for loan losses:

	Nine Months Ended		Year Ended
	September 30,		December, 31,
	2004	2003	2003	2002	2001
Balance at the beginning of the period	$2,294,157	$1,920,037	$1,920,037	$1,300,000	$803,744
Charge-offs:
Residential mortgages	113,489	102,923	112,873	448,217	226,230
Commercial mortgages	199,284	91,507	128,959	121,053	42,900
Construction loans — residential	—	—	—	—	—
Construction loans – commercial	—	—	—	—	—
Commercial nonmortgage loans	—	67,921	121,566	130,718	175,675
Loans secured by deposits	—	—	—	—	—
Other consumer and installment loans	100,876	84,386	142,776	250,118	162,412

Total charge-offs	413,649	346,737	516,174	950,106	607,217
Recoveries
Residential mortgages	30,244	8,136	10,185	—	21,344
Commercial mortgages	4,716	2,998	5,230	2,966	—
Construction loans — residential	—	—	—	—	—
Construction loans – commercial	—	—	—	—	—
Commercial nonmortgage loans	7,571	—	—	16,548	3,021
Loans secured by deposits	—	—	—	—	—
Other consumer and installment loans	66,702	45,598	55,170	55,713	22,914

Total recoveries	109,233	56,732	70,585	75,227	47,279
Net charge-offs	304,416	290,004	445,589	874,879	559,938
Provision for loan losses	571,223	1,083,075	819,709	1,494,916	1,056,194

Balance at the end of the period	$2,560,964	$2,713,108	$2,294,157	$1,920,037	$1,300,000

Ratio of net charge-offs during the period to Average loans outstanding during the period	0.13%	0.14%	0.21%	0.40%	0.25%
Allowance for loan losses to total loans	1.10%	1.25%	1.02%	0.88%	0.58%
Nonperforming assets to total assets	2.25%	1.53%	1.90%	1.76%	1.55%
Allowance for loan losses to nonperforming assets	36.47%	61.25%	41.22%	36.82%	29.91%

     The following table shows the allocation of the allowance for loan losses at the dates indicated by loan type:

	September 30, 2004		December 31, 2003		December 31, 2002		December 31, 2001
		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each
		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Residential mortgages	$497,284	52.11%	$448,026	52.90%	$491,171	58.88%	$304,503	67.13%
Commercial mortgages	1,621,365	32.54%	1,457,075	29.59%	956,217	23.24%	470,459	15.92%
Construction loans – residential	11,016	3.91%	15,577	4.53%	8,651	3.70%	35,014	3.62%
Construction loans – commercial	26,854	1.09%	3,506	2.18%	16,914	1.75%	—	0.20%
Commercial nonmortgage loans	298,396	5.94%	267,229	6.59%	314,963	6.94%	165,188	5.89%
Loans secured by deposits	—	0.45%	—	0.50%	—	0.26%	—	0.26%
Other consumer and installment	106,049	3.96%	102,744	3.71%	132,121	5.23%	324,836	6.98%

Total allowance for loan losses	$2,560,964	100.00%	$2,294,157	100.00%	$1,920,037	100.00%	$1,300,000	100.00%

     Loans past due 90 days or greater and still accruing at September 30, 2004 increased to $2.1 million from $473,102 at December 31, 2003, primarily due to two large residential mortgages. Loans in nonaccrual status at September 30, 2004 of $4.2 million consisted primarily of residential and commercial real estate loans, for which foreclosure has begun or full collection of the loan is questionable. The following table presents the aggregate amount of troubled asset categories as of the dates indicated:

	Sept. 30,		December 31,
	2004	2003	2002	2001
Past due - 90 days or greater	$2,102,529	$473,102	$899,975	$1,073,625
Nonaccrual loans	4,210,422	4,245,716	2,955,666	2,821,965
Real estate owned	713,898	749,899	1,358,759	451,173

Total nonperforming assets	7,026,849	5,468,717	5,214,400	4,346,763
Restructured assets	942,570	426,414	626,882	1,381,920

Total troubled assets	$7,969,419	$5,895,131	$5,841,282	$5,728,683

Ratio of troubled assets to total loans	3.46%	2.71%	2.73%	2.60%

Ratio of troubled assets to total assets	2.53%	2.04%	1.96%	2.04%

     Interest-bearing Deposits in Banks. Interest-bearing deposits in banks were $11.4 million at September 30, 2004, compared to $15.3 million at December 31, 2003, a decrease of $3.9 million. This decrease was reinvested in commercial loans.

     Securities – Available for sale. Investment securities available for sale of $17.8 million at September 30, 2004 and $4.0 million at December 31, 2003 consisted of mortgage-backed securities issued by the Federal National Mortgage Association. The Bank’s investment strategy has historically been to carry its mortgage-backed securities in the held-to-maturity portfolio. Management has changed this strategic decision, so that a balanced investment portfolio can more directly contribute to future liquidity needs, by being carried as available-for-sale.

     Securities – Held-to-maturity. Investment securities held-to-maturity consisted of U.S agency mortgage-backed securities, municipal obligations, and a trust preferred security. The investment securities held-to-maturity were $9.2 million at September 30, 2004, compared to $10.9 million at December 31, 2003, a decrease of $1.7 million. The decrease was due to matured municipal obligations and principal payments on mortgage-backed securities.

     Deposits and Borrowed Funds. Deposits were $214.5 million at September 30, 2004, compared to $199.9 million at December 31, 2003, an increase of $14.6 million. The increase in interest-bearing deposits to $196.4 million at September 30, 2004 from $187.6 million at December 31, 2003 is primarily due to increases in certificates of deposit. Certificates of deposit with balances greater than or equal to $100,000 (commonly referred to as jumbo certificates), which carry greater interest rate sensitivity, increased to $40.0 million at September 30, 2004 from $29.4 million at December 31,

2003. The Bank views jumbo certificates of deposit as a source of liquidity and used jumbo certificates of deposit to reduce FHLB advances by $3.9 million. Other certificates of deposit decreased to $53.9 million at September 30, 2004 from $57.1 million at December 31, 2003. Transaction savings accounts and checking accounts increased $762,134 to $102.5 million at September 30, 2004 from $101.1 million at December 31, 2003. Transaction savings accounts and checking accounts represent 47.79% of deposits at September 30, 2004, compared to 50.59% of deposits at December 31, 2003. Bank management is actively attempting to retain and increase these core deposit account relationships. Transaction savings accounts and checking accounts provide relatively inexpensive funding for future growth, compared to alternative certificates of deposit and borrowed funds at higher interest rates. The Bank offers competitive rates on its time deposits and uses borrowed funds, when that strategy enhances net interest income.

     The Bank has an available line of credit with the Federal Home Loan Bank of Indianapolis (“FHLB”) which provides for advances up to $10.0 million and matures annually in March. The Bank expects to renew the line of credit at maturity in March 2005. All borrowings from FHLB are collateralized by substantially all mortgage loans.

     Long-term advances were $45.3 million at September 30, 2004, compared to $49.9 million at December 31, 2003, a decrease of $4.6 million. Short-term advances were $6.6 million at September 30, 2004, compared to $5.9 million at December 31, 2003, an increase of $0.7 million. Management anticipates increasing FHLB advances, as demand for portfolio loans increases.

Capital Resources

     The stockholders’ equity of the Bancorp was $28.6 million at September 30, 2004, compared to $29.2 million at December 31, 2003, a decrease of $571,562 or 1.96%. The primary components of this change in stockholders’ equity were retained earnings and common stock redemption. Cash dividends of $0.27 per share during the first nine months of 2004 reduced retained earnings by $750,732.

     On May 19, 2004, Bancorp announced a program to repurchase up to 10% of its issued and outstanding common stock, or 280,928 shares, in the open market. Through September 30, 2004, Bancorp redeemed 86,400 shares of its common stock at a total redemption price of $1.3 million.

     The stockholders’ equity was 9.15% of total assets at September 30, 2004. Management continues to monitor and evaluate the best capital structure of Bancorp. A structure that provides sufficient capital to fund future growth, yet maximizes earnings per share, is deemed optimal. Management does not project a need for capital beyond what can be provided by retained earnings. If additional capital is needed, Bancorp will consider, among other options, issuing trust preferred securities or a secondary offering of common stock.

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

     The following table summarizes the capital ratios of Bancorp at the dates indicated:

		September 30, 2004	December 31, 2003
Equity to assets		9.2%	10.1%
Tier I leverage		7.6%	8.4%
Risk-based:	Tier I capital	10.1%	11.4%
	Total capital	11.2%	12.5%

     The decrease in capital ratios of Bancorp from December 31, 2003 to September 30, 2004 is primarily the result of the stock redemption program and growth in assets.

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

     The Bank measures its exposure to interest rate fluctuations primarily by using a computer modeling system designed for savings institutions such as the Bank. The model uses assumptions which management believes are reasonable for the analysis. These assumptions include (but are not limited to) prepayment and decay rates based on nine interest rate scenarios. These assumptions are based on national statistics and may not reflect the Bank’s own experience. It allows the Bank to adjust its asset-liability mix based on the interest rate risk identified. The analysis estimates the changes in the market value of the Bank’s equity using interest rate change scenarios ranging from +4% to –4%, in 1% increments from current market rates. At September 30, 2004, the following table illustrates the interest rate sensitivity of the Bancorp’s consolidated equity to changes in market interest rates.

(in Thousands of Dollars)
Book value of stockholders’ equity	$28,587
4% increase in market rates	44,302
3% increase in market rates	44,500
2% increase in market rates	45,991
1% increase in market rates	45,026
No change (current market value of equity)	44,338
1% decrease in market rates	43,216
2% decrease in market rates	40,131
3% decrease in market rates	38,925
4% decrease in market rates	35,739

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

     Bancorp’s Board of Directors compares net interest income sensitivity to established tolerance limits for fluctuation. Throughout 2003 and at September 30, 2004, the forecasted exposure was within the Bancorp’s established policy limits, except in falling rate change scenarios. Management recognizes the “out of policy” condition in the falling rate environment and has reported this condition to the Board quarterly. The Bancorp’s Board of Directors and Management consider further significant rate decreases from September 30, 2004 unlikely and have not changed the Bank policy’s tolerance limits to conform to the existing rate environment.

Net Interest Income Sensitivity: Change in Projected Results vs. Constant Rates

Year-End 2003 12 Month Projection

	Rate Shock Amount
	(2.00%)	(1.00%)	0.00%	1.00%	2.00%
Percent Change in net interest income vs. constant rates	(21.24%)	(7.83%)	0.00%	5.81%	11.90%
ALCO Policy Limit	(6.00%)	(3.00%)	0.00%	(4.00%)	(8.00%)

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

     The primary market factor that impacted liquidity throughout 2003 and 2004 was low interest rates for residential mortgages. The residential mortgages that have refinanced into low fixed-rate terms have been sold to the secondary mortgage market, providing funds for Bancorp to redeploy. Bancorp originated commercial mortgage and commercial nonmortgage loans to hold in its portfolio, so the percentage of commercial loans to total loans increased. An increase in loan rates would probably reduce Bancorp’s liquidity position, because borrowers would be more likely to prefer adjustable-rate mortgages, which Bancorp holds in its portfolio. Management expects market interest rates to gradually increase over the remainder of 2004 and 2005.

Contractual Obligations

     The long-term debt obligations consist of certificates of deposit and advances from the Federal Home Loan Bank. The following schedule represents principal payments only and does not include interest.

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 year	years	years	Years
Certificates of deposit	$93,894,214	$47,781,658	$24,507,869	$19,803,278	$1,801,409
FHLB advances	51,903,283	7,557,211	3,346,072	10,000,000	31,000,000
Repurchase agreements	15,000,000	7,500,000	7,500,000	—	—

Total contractual obligations	$160,797,497	$62,838,869	$35,353,941	$29,803,278	$32,801,409

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

At September 30, 2004, the Bank had total commitments of $4.1 million and $31.4 million on fixed rate and variable rate loans, respectively.

The following table discloses contractual expiration dates for commitments of the Bank at September 30, 2004.

	Amount of Commitment Expiration Per Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 year	Years	Years	Years
Home equity lines of credit	$22,363,751	$28,539	$—	$791,251	$21,543,961
Lines of credit	5,194,562	4,662,946	499,258	32,358	—
Undisbursed construction loans	3,433,142	3,234,108	199,034	—	—
Standby letters of credit	240,000	240,000	—	—	—
New Loans	3,300,000	3,300,000	—	—	—

Total commitments with expiration	$34,531,455	$11,465,593	$698,292	$823,609	$21,543,961
Overdraft protection – no expiration	895,272

Total commitments	$35,426,727

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

Other Off-balance Sheet Activities – During the year ended December 31, 2003, Bancorp purchased an investment for $25,000 in a venture capital company. During the nine months ended September 30, 2004, Bancorp contributed an additional $12,500 to the company. Bancorp has a minority interest of approximately 1% in the company. The venture capital company seeks viable projects in various stages of development for investment. Bancorp has committed to contribute an additional $212,500 as capital is required to fund projects.

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

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
			Announced	Purchased
	Total Number of	Average Price	Plans or	under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs
April 2004	—	—	—	—
May 2004	—	—	—	—
June 2004	78,900	$14.57	78,900	202,028
July 2004	—	—	—	202,028
August 2004	7,500	$14.30	7,500	194,528
September 2004	—	—		194,528

Total	86,400	$14.54	86,400	194,528

Note: The stock repurchase program of Bancorp, announced on May 19, 2004, authorized repurchase and redemption of up to 10% of outstanding stock on that date. The total authorization under the repurchase program is 280,928 shares. Although the program has not expired, management has suspended purchases during the going-private process.

          ITEM 5. OTHER INFORMATION

     On September 29, 2004, the Company filed a preliminary proxy statement currently under review by SEC. The purpose of the proposals in the proxy statement is to permit the Company to terminate the registration of its Common Stock under the Securities Exchange Act of 1934 and thus eliminate its reporting and other obligations under the Exchange Act. The proposals in the proxy statement would reduce the shareholders of record to fewer than 300, which is a requirement for terminating the Common Stock registration. The proxy statement filed on September 29, 2004 is preliminary, subject to change, and can be withdrawn.

     ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibit Listing

Exhibit Number	Description
3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)

3.2	Bylaws of Sturgis Bancorp, Inc. (1)

10.1	Sturgis Federal Savings Bank Director Stock Option Plan (2)

10.2	Sturgis Federal Savings Bank Employee Stock Option Plan (2)

10.3	Employment Agreement with Eric L. Eishen (3)

10.4	Employment Agreement with Brian P. Hoggatt (3)

10.5	Employment Agreement with Ronald W. Scheske (3)

10.6	Employment Agreement with Steven L. Gage (3)

10.7	Employment Agreement with Tracey L. Parker (3)

10.8	Employment Agreement with David E. Watters (3)

13.1	Excerpt from Annual Report to Stockholders

13.2	Excerpt from Annual Report to Stockholders

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Rule 13a-14(b) Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.

(2) Incorporated by reference from First Quarter 2004 Form 10-Q of Sturgis Bancorp, Inc.

(3) Incorporated by reference from Second Quarter 2004 Form 10-Q of Sturgis Bancorp, Inc.

(b) Reports on Form 8-K

     There were no filings on Form 8-K during the quarter ended September 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STURGIS BANCORP, INC.
(Registrant)

Date November 15, 2004	/s/ Eric L. Eishen
Eric L. Eishen, President
and Chief Executive Officer

Date November 15, 2004	/s/ Brian P. Hoggatt
Brian P. Hoggatt, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO	DESCRIPTION
3.1	Articles of Incorporation of Sturgis Bancorp, Inc. (1)

3.2	Bylaws of Sturgis Bancorp, Inc. (1)

10.1	Sturgis Federal Savings Bank Director Stock Option Plan (2)

10.2	Sturgis Federal Savings Bank Employee Stock Option Plan (2)

10.3	Employment Agreement with Eric L. Eishen (3)

10.4	Employment Agreement with Brian P. Hoggatt (3)

10.5	Employment Agreement with Ronald W. Scheske (3)

10.6	Employment Agreement with Steven L. Gage (3)

10.7	Employment Agreement with Tracey L. Parker (3)

10.8	Employment Agreement with David E. Watters (3)

13.1	Excerpt from Annual Report to Stockholders

13.2	Excerpt from Annual Report to Stockholders

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Rule 13a-14(b) Certification of the CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Rule 13a-14(b) Certification of the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Proxy Statement dated November 21, 2001 of Sturgis Bank & Trust Company.

(2) Incorporated by reference from First Quarter 2004 Form 10-Q of Sturgis Bancorp, Inc.

(3) Incorporated by reference from Second Quarter 2004 Form 10-Q of Sturgis Bancorp, Inc.